Form 10-K
period 2011-12-31
LUCID INC
filed 2012-03-30
CIK 752902

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 001-35379

LUCID, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1406957 (I.R.S. Employer Identification No.)
95 Methodist Hill Drive, Suite 500 Rochester, NY (Address of principal executive offices)	14623 (Zip Code)

Registrant's telephone number, including area code (585) 239-9800

          Securities registered pursuant to Section 12(b) of the Act:None

          Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
Warrants
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The Registrant completed its initial public offering of its units, each consisting of one share of common stock and one warrant on December 30, 2011. Accordingly, there was no public market for the Registrant's common stock and warrants before and including June 30, 2011, the last business day of the Registrant's most recently completed second fiscal quarter.

          As of March 15, 2012, 7,843,724 shares of Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the Registrant's 2012 Annual Meeting of Shareholders that the Registrant intends to file with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2011 are incorporated by reference into Part III of the Annual Report on Form 10-K.

LUCID, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2011

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties including information with respect to our plans and strategy for our business and related financing, thereof, contain forward-looking statements that involve risks, uncertainties and assumptions. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include but are not limited to statements under the captions "Business", "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other sections in this Annual Report on Form 10-K. You should be aware that the occurrence of any of the events discussed under the heading "Item 1A. Risk Factors" and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our securities could decline and you could lose all or a part of the value of your shares of our securities. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.

        Unless the context otherwise indicates, references in this report to the terms "Lucid", "the Company", "we," "our" and "us" refer to Lucid, Inc. and its subsidiaries.

PART I

Item 1.    Business

Overview

        We are a medical device company that designs, manufactures and sells non-invasive cellular imaging devices that assist physicians in the early detection of disease. The Company's VivaScope® platform produces rapid noninvasive, high-resolution cellular images for subsequent diagnostic review by physicians, pathologists and other diagnostic readers. Our telepathology server, when connected to a physician's VivaScope imager, transfers images from a physician's office or operating room to another physician, pathologist or other diagnostic reader for near real-time diagnosis and reporting. In addition, the telepathology server stores images and pathology reports as a part of a patient's HIPAA compliant permanent, electronic, medical record increasing efficiency and reducing costs for medical institutions compared to current histology record retention processes.

        The VivaScope platform includes:

  •
  In-Vivo Confocal Imagers.  The VivaScope 1500 and the VivaScope 3000 handheld confocal imagers are cleared with a FDA 510(k) to acquire, store, retrieve, display and transfer in-vivo images of tissue, including blood collagen and pigment, in exposed unstained epithelium and the supporting stroma for review by physicians to assist in forming a clinical judgment. We designed our VivaScope System to support the capture of: (i) clinical images of the patient; (ii) images of the patient's lesions; and (iii) confocal images of the patient's lesions that can be evaluated at the point of care or transmitted over our HIPAA compliant telepathology network to a pathologist.

  •
  Ex-Vivo Confocal Imagers.  The VivaScope 2500 produces electro-optically enlarged images of unstained and unsectioned excised surgical tissue for medical purposes. The VivaScope 2500 is exempt from FDA 510K. We are developing the VivaScope 2500 confocal imager for the rapid imaging of tissue that has been surgically excised from the body. We expect these devices, which are intended to require little or no tissue preparation to render images similar to those obtained using traditional histology techniques will streamline the practice of conventional laboratory pathology for excised tissue analysis.

  •
  Telepathology.  Our telepathology server is a DICOM compliant medical grade server that stores, retrieves and transfers images between physicians, and diagnostic readers, typically pathologists. It is registered with the FDA as a Class I medical image storage device, which categorizes it as a radiology diagnostic device.

        We were organized as a New York corporation on November 27, 1991 under the name Lucid Technologies, Inc. We subsequently amended our Certificate of Incorporation to change our name to Lucid, Inc. Our principal executive offices are located at 95 Methodist Hill Drive, Suite 500, Rochester, New York 14623. Our telephone number is (585) 239-9800. Our web site is www.lucid-tech.com.

Our Markets

In-Vivo Confocal Imaging

        Physicians using Lucid's in-vivo imager, the VivaScope 1500, have published their research in multiple human studies which has resulted in scores of peer reviewed clinical papers in leading medical journals covering following therapeutic areas:

        Skin Cancer.    The three most common skin cancers are: (i) basal cell carcinoma, (ii) squamous cell carcinoma, and (iii) melanoma. Basal cell carcinoma accounts for approximately 78% of skin cancers in the United States. We estimate that each year there are 2.8 million new basal cell carcinoma cases in the United States that require two biopsies in connection with the diagnosis to detect one basal cell carcinoma for a total 5.6 million biopsies annually. We estimate that squamous cell carcinoma represents approximately 19% of skin cancers which equates to 0.7 million new cases in the United States per year and approximately 1.4 million biopsies based on the same ratio of two biopsies to find one cancer. We estimate that melanoma accounts for an estimated 3% of new skin cancer cases, but is responsible for the majority of all skin cancer deaths. In the United States there are approximately 0.1 million new cases of melanoma each year, which we believe are typically biopsied at a 40 to 1 rate for a total of 4.6 million biopsies. Overall, we estimate that each year there are 3.6 million new skin cancer cases diagnosed in the United States that require 11.6 million biopsies to detect disease.

        Skin cancers are diagnosed by pathologists based on gross and microscopic examination of biopsy tissue specimens of clinically suspicious lesions provided to them by the physician that treats the patient. In the United States, these physicians rely primarily on visual clinical examination of skin lesions in order to determine which lesions to surgically biopsy for subsequent pathologic examination. Visual clinical examination is limited to the surface appearance of the suspicious skin lesion and has low diagnostic accuracy.

        In addition to the published clinical papers in leading medical journals on skin cancer using Lucid's in-vivo confocal imaging platform, clinicians have published peer reviewed papers with human data on wound healing, burns, dematoses, inflammatory disorders, head, neck, oral tissue, breast cancer and neuropathy.

        Our in-vivo confocal imaging platform was designed to use rapid non-invasive cellular imaging that assists physicians in the early detection of disease.

Ex-Vivo Confocal Imaging

        Physicians using Lucid's ex-vivo confocal imager, the VivaScope 2500, have published numerous peer reviewed clinical papers in leading medical journals. Our ex-vivo confocal imaging technology may be efficacious in connection with Mohs surgery and may facilitate near real-time diagnosis of excised cancerous tissues.

        Mohs Surgery.    Mohs surgery is the single most effective technique for removing basal cell carcinomas and squamous cell carcinomas (BCCs and SCCs). The Mohs procedure spares the greatest amount of healthy tissue while also more effectively expunging cancer cells. Cure rates for BCC and SCC are 98% or higher with Mohs surgery, significantly better than the rates for standard excision or any other accepted method.

        Mohs surgery differs from other techniques in that microscopic examination of all excised tissues occurs during rather than after the surgery, thereby eliminating the need to "estimate" how far out or deep the roots of the skin cancer go. This allows the Mohs surgeon to remove all of the cancer cells while sparing as much normal tissue as possible. The procedure entails removing one thin layer of tissue at a time; as each layer is removed, its margins are studied under a microscope for the presence of cancer cells. If the margins are cancer-free, the surgery is ended. If not, more tissue is removed from the margin where the cancer cells were found, and the procedure is repeated until all the margins of the final tissue sample examined are clear of cancer. In this way, Mohs surgery eliminates the guesswork in skin cancer removal, producing the best therapeutic and cosmetic results.

        Of the 3.5 million new BCC and SCC cases diagnosed per year in the United States, many of these patients with disease will have a Mohs procedure to eliminate the cancer.

        Our ex-vivo confocal imaging platform is designed to image excised tissue samples without the laborious tissue preparation procedures required to prepare the microscope slides used in conventional pathologic examination of tissue.

Telepathology

        A telepathology system enables physicians and other medical specialists to exchange images and information via secure HIPAA compliant protocols over the Internet, in near real time. This system provides improved collaboration and efficient clinical workflow, and assists the physicians in providing accurate clinical judgments, potentially while the patient is in the office or surgical suite.

        In today's clinical care pathway there is a cumbersome four step process for a physician to give a diagnoses to a patient. The first step is for the physician to excise tissue with an invasive biopsy in the clinic. Next the physician's office sends the excised tissue specimen by medical courier to a pathology laboratory. The pathology laboratory will catalogue, prepare through an overnight or longer multistep process, and ultimately slice the excised tissue into thin, transparent slices that are placed on a glass microscope slide. Finally, the laboratory prepared slide is sent to the pathologist for interpretation under a microscope to render a diagnosis of the disease back to the office-based physician. After the diagnosis the pathology slides are part of the patient's medical record. The storage time for these slides and tissue varies from state to state but is often in the range of 7 to 20 years.

        In the United States today there are millions of tissue biopsies taken to assist physicians in diagnosing a variety of diseases such as skin or breast cancer. We have designed our VivaScope and telepathology system so that, over time, the VivaScope images taken in the physician offices or surgical suites and transmitted over our telepathology network to trained pathologist could ultimately eliminate the need for most traditional excised tissue biopsies.

Sales strategy

        Our objective is for our in-vivo, ex-vivo and telepathology platforms to become the leading global technology for screening and diagnostic testing for the early detection and diagnosis of certain diseases to assist physicians in forming clinical judgments. To achieve this objective, we expect to continue to build our clinical, sales, marketing and technical support teams to commercialize our technologies.

        We have shipped over 395 VivaScopes worldwide to leading academic medical centers, industry and clinicians, through third party distributors and direct sales. Many of our VivaScopes are now used in academic medical centers in Europe, the United States and Australia, which has resulted in scores of peer reviewed clinical papers with human data published in leading scientific journals.

        Our initial sales and marketing effort in the United States will focus on dermatologists, Mohs surgeons and dermatopathologists that diagnose and treat skin cancer. Over time we expect to sell our products to primary care physicians as well. Our business model allows physicians access to our in-vivo and ex-vivo imagers through a capital lease without a significant up-front cash outlay. Our clinical support staff provides direct training in the operation of our confocal imagers to physicians and their staff. The first step in the training occurs on installation of a confocal imager in the clinic. This initial training session is typically followed by one or two additional days of training as required by the staff in the physician's practice. We can also provide additional training over our telepathology network.

        We expect that as our VivaScope confocal imaging products become more accepted by dermatologists and primary care physicians, we can transition our revenue model to be based on the sale of in-vivo and ex-vivo imagers coupled with an ongoing service contract together with a per image or license fee structure for images transmitted over our telepathology server. Pathologists may become a part of our telepathology sales process, because they have established professional relationships with their referring physician clients. Today pathologists routinely process and diagnose biopsies provided by their referring physicians.

        We have sponsored training courses for pathologists interested in providing image evaluation services over our telepathology network. These courses are taught by physicians experienced in the interpretation of images acquired by our VivaScope confocal imagers. Pathologists attending these courses can continue training and have access to our training database of confocal imaging cases, which currently consists of a variety skin cancer image sets. During this online training, each participating pathologist needs to read 400 or more confocal imaging cases at his or her own pace over our telepathology network to gain proficiency and confidence in his or her diagnostic ability using confocal images.

        Medical schools are beginning to offer confocal reading courses bearing continuing medical education, or CME, credit. The first was held at the Robert Wood Johnson Medical School in New Jersey in May 2011 and attracted over 50 participants. A second course, presented by the University of Miami's Miller School of Medicine will be held in April 2012 in Florida. A third CME course is scheduled for May 2012 in California.

        We believe our confocal and telepathology technology may over time differentiate a dermatology or primary care practice, bring in new patients and thereby increase practice revenue. Since our VivaScope imaging is completely non-invasive, we believe patients may switch from those medical practices that perform only traditional biopsies and seek physicians offering confocal imaging, which we believe may increase patient volume in confocal imaging enabled medical practices. Patients being screened for skin cancer with our technology do not experience pain, skin punctures, scarring, infections and other complications caused by traditional biopsies.

        Internationally, we have established distribution relationships with partners in Europe and the Mediterranean region, Japan, South Korea, Thailand, China and Brazil. In these regions, we have agreements with exclusive distributors pursuant to which the distributor sells our products within its specified territory on a best efforts basis, and is responsible for actively promoting and selling our products within its assigned territory. In 2006, we entered into exclusive distribution and supply agreements with Mavig GmbH, ("Mavig"), covering territory including Europe and the Mediterranean region. Our next two largest distributors, after Mavig, are Integral Corporation in Japan and ConBio (China) Co., Ltd. in the Peoples Republic of China, including Hong Kong.

Reimbursement

        We have retained the services of a medical reimbursement firm, Scott Taylor & Associates, which has commenced discussions with the medical directors of third party private payers in an effort to verify positive coverage decisions and routine reimbursement. We have also started formulating a public payer strategy for the coverage of procedures that we expect, at some date in the future, will be reimbursed by The Centers of Medicare and Medicaid Services.

        We have been advised that several private payers may reimburse physicians for imaging patients under CPT code 96904. A skin biopsy is typically performed by a dermatologist. We believe confocal imaging procedures can be performed by physician extenders (physician assistants, nurses and medical technicians) who already work in the physician's office. We have designed our VivaScope and telepathology system to facilitate the detection of skin disease which we believe may over time make medical practices more productive by shifting physician procedures from surgical biopsies to excising lesions known to be cancerous as determined by confocal imaged optical biopsies.

        The technical component for preparation of a pathology slide in a laboratory, CPT code 88305-TC, covers reimbursement for the cost of material, labor and overhead for placing the tissue on the slides and subsequently storing the slides and any remaining tissue as components of the patient's medical record. The storage time for these slides and tissue varies from state to state but is often in the range of 7 to 20 years. We believe Lucid may receive a "per image", or license fee for the technical component as a direct payment from an insurance company. However, as we have recently initiated the reimbursement contracting process, we have not yet received any such reimbursement under existing CPT codes.

        A pathologist also receives a professional fee reimbursement under CPT code 88305-26 for the diagnosis of the slides associated with a single lesion. We believe that a pathologist may receive a comparable reimbursement fee for the review of "optical biopsy" slides from Lucid's technology platform. We believe that a pathologist over time may find that the use of Lucid's confocal imaging products as compared to traditional glass slides provides a compelling value proposition to pathologists because the system gives pathologists much greater flexibility, since a traditional laboratory setting is not necessarily required and overhead expenses can be substantially reduced. Since the system is available at all times, moreover, and not geographically dependent, the services can be rendered from such places and at such times as the pathologist may select.

Research and Development

        We believe that our confocal imagers and our telepathology server are platform technologies which have applicability in clinical applications beyond assisting physicians in the early detection and diagnosis of skin cancer. In addition to the published clinical papers in leading medical journals on skin cancer using Lucid's imaging platform, clinicians have published papers with human data on wound healing, burns, dematoses, inflammatory disorders, head, neck, oral tissue, breast cancer and neuropathy.

        The Company has ongoing and planned U.S. and European clinical studies including:

  •
  A U.S. based multi-center trial funded by the National Cancer Institute evaluating 400 pigmented lesions suspicious for malignancy based on clinical exam.

  •
  Two planned payer-based studies to evaluate the economics of confocal imaging to set reimbursement rates within a primary care and dermatology clinical setting for the treatment of skin cancer.

  •
  A European study evaluating confocal imaging over a telepathology network with clinical sites in Italy and Spain.

        Our VivaScope 2500 is designed to use our confocal imaging technology to image excised tissue samples without the laborious tissue preparation procedures required to prepare the microscope slides used in conventional pathologic examination of tissue. We are initially targeting the dermatological Mohs surgery procedure as the first application of this device in clinical practice. Other applications, such as breast cancer and surgical pathology specimen testing, may require more substantial modifications and enhancements to our VivaScope 2500 ex-vivo confocal imager. Since the VivaScope is classified as a "microscope," we believe that additional regulatory approvals may not be required for either the rapid screening of breast biopsy cores or surgical specimens; nevertheless, we recognize that clinical studies may be required to demonstrate the system's efficacy.

        Our technical R&D plan also includes routine hardware product improvements and further software development that are generally driven by customer feedback. These items include activities such as the development of more clinically and environmentally acceptable disposables, enhanced VivaScope application software with features honed for use by private practice dermatologists and telepathology workstation features that will enhance the efficiency of pathologists for analyzing images and reporting their interpretations.

        Our engineering, research, and development expenses for the years ended December 31, 2011 and 2010 were $1.1 million and $0.7 million, respectively.

Scientific Advisory Board

        We have formed a scientific advisory board (SAB) to: assist us in the medical education programs; advise us in the design of future products; help us design Company initiated clinical studies; and assist us in evaluation of external investigator proposed studies. The chairman of our SAB is Martin C. Mihm, Jr. M.D. Current members of the SAB also include Allan Halpern M.D., Giovanni Pellacani M.D. and Salvador Gonzales M.D.

Intellectual Property

        General.    Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect the technology, inventions, and improvements important to the development of our business, U.S. and international trademarks to protect our company name, logo, brands and trade secrets which we enforce through confidentiality agreements with our employees, members of our board of directors and scientific advisory board, and through non-disclosure agreements with certain others outside the Company. Our employees and consultants are required to execute patent assignment agreements.

        Patents.    We currently hold 44 U.S. patents, five Australian patents, three Japanese patents, three European patents, one Chinese patent and one Canadian patent. These patents are all owned by the Company, with the exception of two non-fundamental patents which are co-owned. In addition, we have 21 additional U.S. and foreign patents pending. Our portfolio of issued patents includes both method and apparatus patents in areas such as handheld imaging, imaging quality, surgical pathology, tissue stabilization and tissue navigation. Generally, we file foreign counterparts of our most fundamental U.S. patents and we have been successful in obtaining issuance of these fundamental foreign patents in Europe, Australia, Japan, China and Canada while other foreign patent applications remain pending. Our pending patents include pending foreign counterparts of our U.S. patents and patent applications as well as pending U.S. patents on new technology. We have granted limited licenses to our European intellectual property to our distribution partner in Europe.

Competition

        We are aware that a significant number of systems for visualization and assessment of skin lesions are either in development or in use, and may pose significant competition with our VivaScope confocal imagers and our telepathology server technologies.

        FDA Cleared Devices.    We are aware of three FDA cleared devices that may potentially compete with our technology. The SIAscope was developed by Astron Clinica of the UK, operating as a business unit of Biocompatibles International. The VivoSight is an optical coherence tomography (OCT) device manufactured by Michelson Diagnostics in England. The VivoSight is currently not capable of resolving individual cells or visualizing intercellular details, both of which are necessary for the device to be useful for the diagnosis of skin cancer. MelaFind®, which uses multispectral dermoscopy and computerized diagnostic algorithms for the detection of melanoma, is produced by MELA Sciences in the U.S. In 2011, MELA Sciences announced it had received CE mark approval to market the MelaFind device to dermatologists in the European Union, and that it plans to initially launch the device in Germany. MELA Sciences also announced in 2011 that the FDA had approved the pre-market approval (PMA) application for MelaFind.

        Pre-FDA Clearance Devices.    SciBase AB in Sweden is developing a device known as the SciBase Electrical Impedance Spectrometer, or "SEIS, " for the screening of malignant moles.

        Nascent Technologies.    Verisante Technology, Inc. in Canada is developing Raman Spectroscopy for the early detection of melanoma and other skin cancers under license from the British Columbia Cancer Agency. Verisante Technology announced in 2011 that it had received approval from Health Canada to market its Aura device for skin cancer in Canada. Other companies, such as Dermtech, Balter Medical and LL Tech, have technologies in various stages of development which may also compete with us. LL Tech, Inc. is an early stage French company that develops cellular imaging scanners for research and clinical applications based on optical coherence tomography (OCT) technology.

        Other Potential Competitors.    As we launch our products into the U.S. clinical dermatology market, we can expect competition from major medical imaging companies, such as General Electric Co., Siemens, Phillips Healthcare, Bayer Diagnostics, Olympus Corporation, Carl Zeiss AG and others, each of which manufactures and markets precision medical diagnostic products and could decide to develop or acquire a product or products to compete with our VivaScope confocal imagers. In addition, the telepathology market is intensely competitive and any of the numerous companies are in the telepathology market and may decide to offer products and services that are competitive to our products. Companies active in this space include, among others, General Electric Co., Siemens AG, Philips Healthcare, Virtual Radiologic Corporation, and Apollo Telemedicine.

        Our sales to date have been to a limited number of customers. For the year ended December 31, 2011, sales to two customers were in the amounts of approximately $1.3 million and $0.9 million representing 37% and 25%, respectively, of our total revenues.

Manufacturing

        Our in-house manufacturing process is largely an assembly-and-test process that operates under the standardized procedures of our quality system. Piece parts such as mechanically machined components, populated circuit boards, precision optical components and electro-mechanical optical scanning devices are purchased from suppliers to either our custom specifications or the standard specifications of the supplier. We also purchase computers, LCD displays and medical grade equipment carts which are integrated into our completed VivaScope Systems. The application software for our VivaScopes is written by our in-house software staff and runs under the Windows XP operating system.

        Generally, we single source our component purchases to suppliers with which we have had a long-term relationship. In the event these suppliers are unable to deliver parts we generally have back-up suppliers established. A few of our VivaScope components are from sole source suppliers, which means we are purchasing a unique component from them that is not available from other suppliers. As we design future generations of VivaScopes, it is our intention to eliminate these specialized sole sourced component designs whenever possible.

Regulation

        FDA Regulation of Medical Devices.    Our products are considered medical devices and thus are subject to regulation by the FDA. The Food, Drug, and Cosmetic Act, or "FD&C Act", and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices. Generally, each medical device we currently distribute in the U.S., or plan to distribute in the future, requires either: (i) formal exemption; (ii) prior premarket notification; (iii) 510(k) clearance; or (iv) PMA (premarket approval) from the FDA. The FDA classifies medical devices into one of three classes. Devices that are deemed to pose low risk are placed in Class I or II and as such, require fewer controls. Some Class I and certain Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the FDA's Quality System Regulation, or "QSR."

        The FDA cleared our 510(k) application for our VivaScope System (i.e., either our VivaScope 1500 or VivaScope 3000) as a Class II device on September 17, 2008. Our telepathology server is registered with the FDA as a Class I device. We believe these FDA clearances for our VivaScope Systems and telepathology are sufficient for us to pursue our business strategy for the foreseeable future. Future products or applications may require additional FDA clearances and may also involve clinical trials to demonstrate whether they are safe and effective for their indicated medical applications.

        Our ex-vivo imager, the VivaScope 2500 is registered with the FDA as a Class I device and is in the same FDA Class and category as conventional medical microscopes used by pathologists to view microscope slides of human tissue. We believe this FDA classification is sufficient for our current development, marketing and sales programs for the VivaScope 2500.

        FDA Regulations of Clinical Trials.    Clinical trials may be required for a 510(k) clearance and are nearly always required to support a PMA application. We currently have no plans to conduct clinical trials of our current products for the purpose of additional FDA regulatory clearances or for changes in the indications for use of our existing products; however, clinical trials may be required should we decide to pursue new clinical applications of our existing devices or decide to develop new devices for either existing or new clinical applications.

        In the event we are required to conduct clinical trials for the purpose of supporting a 510(k) clearance or a PMA application, those trials must comply with the FDA's regulations governing the performance of clinical research, and these regulations may pose considerable hurdles in the clearance process. For example, the clinical research must comply with the requirements for IRB (Institutional Review Board) approval and for informed consent of patients enrolled in clinical trials. Records and reports for the clinical trial are subject to inspection by the FDA. The results of clinical testing may be unfavorable, in which case market clearance will be denied. Even if the intended safety and effectiveness success criteria are achieved, the FDA may not consider the data to be adequate and the approval or clearance of a product may be denied. The commencement or completion of a clinical trial may be delayed or halted, or be inadequate to support approval of a 510(k) clearance or PMA application, for numerous reasons, including: 1) the clinical trial protocol is not approved by the FDA or an IRB or is delayed by these bodies; 2) patients do not enroll in sufficient numbers or do not follow-up; 3) patients experience adverse events; 4) physicians decline to participate in the trial or do not comply with trial protocols or experience delays in performing the protocol; 5) third-party organizations do not perform data collection and analysis in a timely or accurate manner; 6) regulatory inspections of our clinical trial sites or our manufacturing facilities may require corrective actions or may suspend, terminate or invalidate our clinical trials; and 7) the results of the clinical trial may be unfavorable or inconclusive with respect to safety or effectiveness.

        A clinical trial may not generate data that supports the 510(k) or PMA application, and approval may be delayed, if obtained at all. Delays in receipt of approvals for future products or the failure to receive such approvals, the withdrawal of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, results of operations and financial condition. Approvals, if granted, may include significant limitations on the intended use and indications for use for which a product may be marketed.

        Devices that are approved or cleared and placed in commercial distribution are subject to numerous regulatory requirements, including: 1) establishment registration and device listing; 2) QSR, a FDA requirement that manufacturers follow design, testing, control, documentation and other quality assurance procedures; 3) labeling regulations that impose labeling restrictions and prohibit the promotion of products for unapproved or "off-label" uses; 4) medical device reporting regulations that require reporting to the FDA if a device caused or contributed to a death or serious injury or malfunctioned so as to cause or contribute to a death or serious injury if the malfunction were to recur; and 5) corrections and removal reporting regulations that require manufacturers to report field corrections and product recalls or removals undertaken to reduce risk to health by the device or to correct a FD&C violation that presents a risk to health. Also, the FDA may require postmarket surveillance studies or establishment and maintenance of a system for tracking products through the distribution channel to the patient level.

        Failure to comply with applicable regulatory requirements, including those applicable to the conduct of clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions: 1) warning letters; 2) fines and civil penalties resulting in unanticipated expenditures; 3) approval delays or refusal to approve our applications, including supplements; 4) withdrawal of FDA approval; 5) product recall or seizure; 6) interruption of production; 7) operating restrictions; 8) injunctions; and 9) criminal prosecution.

        We, and some of the suppliers of components used in our products, are also required to manufacture in compliance with current Good Manufacturing Practices (GMP) requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping.

        The FDA enforces the QSR through periodic unannounced surveillance inspections. Our manufacturing facility has been and will continue to be subject to domestic and international regulatory inspection and review. If the FDA determines in its sole discretion that we or any of our regulated suppliers are non-compliant with these requirements, it can shut down our manufacturing operations, require recall of our devices, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, or assess civil and criminal penalties against our Company or our officers, or other employees. Any such action by the FDA would have a material adverse effect on our business. We cannot assure you that we will be able to comply with all applicable FDA regulations.

        International Medical Device Regulation.    International sales of medical devices are subject to foreign government regulations that vary substantially from country to country. Some countries have little to no regulation whereas other countries have a premarket notice or premarket acceptance similar to the FDA. The time required to obtain approval in a foreign country may be either shorter or longer than that required for FDA approval, and the requirements for approval may differ. There is a trend towards harmonization of quality system standards among the European Union, U.S., Canada and various other industrialized countries.

        The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. Our VivaScope 1500 and VivaScope 3000 are entitled to bear the CE mark for distribution as medical devices in the EU.

        One aspect of CE compliance is that manufacturers are required to comply with the ISO 9000 series of standards for quality operations (an international standard for quality management requirements maintained by the International Organization for Standardization (ISO)). The method of assessing conformity to EU regulations varies depending on the class of the product. Generally conformance involves self-assessment by the manufacturer and third party assessment by a "Notified Body." This third party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. In order to meet this requirement, our quality system, device designs and manufacturing facilities are assessed annually by GMED North America, a certified EU Notified Body.

        Several other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products. In this regard, we have obtained regulatory approval to market our VivaScope 1500 in Canada through its Health Canada Administration, in Australia through its Therapeutic Goods Administration and in China through its State Food and Drug Administration.

        Other Government Regulation    The advertising of our medical devices is, and will continue to be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of our medical devices is subject to complex federal and state laws and regulations generally intended to deter, detect, and respond to fraud and abuse in the healthcare system. These laws and regulations often restrict or prohibit pricing, discounting, commissions and other commercial practices that are typical outside of the healthcare market.

        In particular, anti-kickback and self-referral laws and regulations limit our promotional programs and financial arrangements related to the sale of our products and related services to physicians seeking reimbursement from Medicare, Medicaid, private insurers or patients.

        The Civil False Claims Act and the Civil Monetary Penalties Law are similar in nature in that they both address fraud in the healthcare system. The Civil False Claims Act prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs.

        Sanctions for violating the above federal laws include criminal and civil penalties ranging from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both.

        Many states have adopted laws or have pending legislative proposals similar to the federal fraud and abuse laws, some of which prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted laws or are considering legislation to increase patient protections, such as limiting the use and disclosure of patient-specific health information. These state laws typically impose criminal and civil penalties similar to the federal laws.

        In the ordinary course of business, medical device manufacturers and suppliers are subject to routine inquiries, investigations and audits by federal and state agencies overseeing these laws and regulations. Recent federal and state legislation has increased funding for investigations and enforcement actions, causing these actions to increase over the past several years, a trend that is expected to continue.

        Private enforcement of healthcare fraud is also increasing, due in part to amendments to the Civil False Claims Act in 1986. These amendments encourage private persons to sue on behalf of the government. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), in addition to its privacy provisions, created a series of new healthcare-related crimes.

Product Liability and Insurance

        Our business exposes us to the risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from design flaws or the misuse or malfunction of our products. We may be subject to product liability claims if any one of our products causes or appears to have caused an injury. Claims may be made by patients, healthcare providers or others using our medical devices.

Employees

        As of March 15, 2012, we had 28 full-time employees and one part-time technical consultant. Nine of our employees were engaged in product and software research and development, three in clinical and regulatory affairs, six in production, six in marketing and sales and five in administrative activities. We believe that our relationship with our employees is good.

Item 1A.    Risk Factors

        You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks related to Our Financial Position and Capital Requirements

We have a history of losses, and we anticipate that we will incur continued losses for the foreseeable future.

        We reported net losses of approximately $9.1 million and $4.3 million in 2011 and 2010, respectively. As of December 31, 2011, we had an accumulated deficit of approximately $36.7 million. We have devoted substantially all of our resources to research and development and sales of our products. Our success will depend upon, among other things, our ability to successfully market and sell our products and to generate revenues. Unanticipated problems, expenses and delays are frequently encountered in developing and commercializing new technology. These include, but are not limited to, competition, the need to gain clinical acceptance of our technology, the need for sales and marketing expertise, regulatory concerns, and setbacks in the continued development of new technology. We expect to incur significant sales, marketing, and manufacturing expenses during the early marketing phase and launch of our products. As a result, we expect to continue to incur operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity. If we are not able to fund our cash needs, we may not be able to continue as a going concern, and it is likely that all of our investors would lose their investment.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

        Our auditors, Deloitte & Touche LLP, have indicated in their report on our financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A "going concern" opinion could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend on our ability to obtain additional financing when necessary, which is not certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Our current capital resources will only fund our operations through the second quarter of 2012 and then we will need substantial additional capital for the continued development of our products and for our long-term operations.

        We believe that our existing cash and cash equivalents should be sufficient to meet our operating and capital requirements through the second quarter of 2012. Because of the numerous risks and uncertainties associated with research, development and commercialization of medical devices, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

  •
  the cost of commercialization activities of our existing products and of future products including marketing, sales and distribution costs;

  •
  the number and characteristics of any future product candidates we pursue or acquire;

  •
  the scope, progress, results and costs of researching and developing our future product candidates, and conducting clinical trials;

  •
  the timing of, and the costs involved in, obtaining regulatory approvals for our future product candidates;

  •
  the cost of manufacturing our existing VivaScope products and maintaining telepathology, as well as such costs associated with any future product candidates we successfully commercialize;

  •
  our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

  •
  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

  •
  the timing, receipt and amount of sales of, or royalties on, our future products, if any.

        We will need to raise additional capital in the future, and such capital may not be available when we need it on terms that we find favorable, if at all. We may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations. Prevailing market conditions may not allow for such a fundraising.

We currently have a negative net worth, and, if we are unable to pay our accounts payable and other obligations, our business could be adversely affected.

        Our financial statements report us having a negative net worth of $0.7 million. In addition, we have accounts payable and accrued expenses to our trade vendors and to certain of our research partners/collaborators. Our inability to pay these accounts payable and accrued expenses could have a material adverse effect on our business, financial condition and results of operations. Our inability to negotiate and meet payment terms on some of these obligations may significantly increase the degree of risk for our investors.

Our credit facility imposes significant operating and financial restrictions on us, which may adversely affect our financial condition and prevent us from capitalizing on business opportunities and taking some actions.

        Our 2011 Credit Facility consists of a 3-year term loan in the amount of $3.0 million and contains financial and other restrictive covenants that may limit our ability to incur additional indebtedness, and it imposes significant operating and financial restrictions on us. These restrictions limit our ability to, among other things: transfer or sell assets; engage in business activities unrelated to our business; consolidate, merge or sell all or substantially all of our assets; incur additional indebtedness or liens; pay dividends or make other distributions; make investments; enter into transactions with our affiliates; or, make any unscheduled payments on our subordinated debt.

        In addition, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default. Upon the occurrence of an event of default our lenders could elect to declare all amounts outstanding to be immediately due and payable. As of January 31, 2012, we did not meet a required income condition test and are in default of our obligation under the 2011 Credit Facility. We are currently negotiating a forbearance agreement with our lender.

        As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional capital to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately and proceed against any collateral securing that indebtedness. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

        Subject to the terms of our outstanding debt, we may be able to incur substantial additional indebtedness in the future. Although the agreements governing our outstanding indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

        If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, holders of our debt could declare all outstanding principal and interest due and payable, and we could be forced into bankruptcy or liquidation. Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, or refinancings and amendments, we could face substantial liquidity problems and may be required to dispose of material assets or operations to meet our debt service and other obligations.

Our future growth is dependent upon the development of new products, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in commercially viable products.

        In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings. If we are unable to develop and launch new products, our ability to maintain or expand our market position may be materially adversely impacted. We may not be able to access new technologies on terms favorable to us, and we may not be able to achieve commercial feasibility, obtain regulatory approval or gain market acceptance of any such new technologies. A delay in the development, approval or commercialization of these technologies may adversely impact the contribution of new products to our future growth.

Risks Related to Our Intellectual Property Rights

We rely on copyrights, trademarks, trade secrets, and patents to protect our proprietary rights.

        We have registered our Lucid®, VivaNet® and VivaScope® trademarks on the Principal Register of the United States Patent and Trademark Office for uses on and in connection with our medical product and equipment line. Our trademarks and copyrights, whether registered or not, may not provide significant commercial protection or an advantage over our competitors.

        In addition, third parties may claim that our trademarks, copyrights, or patents, or our products or technology, infringe their trademarks, copyrights, patents or other proprietary rights. Any infringement or misappropriation claim could cause us to incur significant costs, could place significant strain on our financial resources, divert management's attention from our business and harm our reputation. If the relevant intellectual property is upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our products unless we could obtain licenses to use the technology covered by the intellectual property or are able to design around the intellectual property. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement.

We could be unsuccessful in obtaining adequate patent protection for one or more of our products.

        We have 57 issued patents and 21 pending patent applications worldwide. Our pending patent applications may not be allowed. In addition, any patent now issued, or obtained in the future, may not provide protection or be of commercial benefit to us, and the validity of our patents could be challenged. Moreover, our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop comparable or superior technologies.

        The medical device market in which we operate is largely technology driven. Physician customers have historically moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. Our ability to commercialize our products will depend, in part, on our ability, both in the U.S. and in other countries, to obtain patents, enforce those patents, preserve trade secrets and operate without infringing the proprietary rights of third parties.

        Patents and other proprietary rights are and will continue to be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We rely upon trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in our proprietary devices and attempt to review third-party patents and patent applications to the extent publicly available in order to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. No assurance can be made that any pending or future patent applications will result in the issuance of patents, that any current or future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors, or that our patents will not be found invalid. In addition, we may have to take legal action in the future to protect our patents, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming and no assurances can be made that any lawsuit will be successful.

        In addition, any future patents may not prevent other persons or companies from developing similar or medically equivalent products and other persons or companies may be issued patents that may prevent the sale of our products or that will require us to license or pay significant fees or royalties. Furthermore, issued patents may not be valid or enforceable, or be able to provide our Company with meaningful protection. The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial condition or results of operations.

        We are not aware of any third parties infringing our patents. Unauthorized parties may try to copy aspects of our products and technologies or obtain and use information we consider proprietary. Policing the unauthorized use of our proprietary rights is difficult. We cannot guarantee that no harm or threat will be made to our or our collaborators' intellectual property. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may also adversely affect the scope of our patent protection and our competitive situation.

        There is certain subject matter that is patentable in the U.S. but not generally patentable outside of the U.S. Differences in what constitutes patentable subject matter in various countries may limit the protection we can obtain outside of the U.S. These and other issues may prevent us from obtaining patent protection outside of the U.S., which would have a material adverse effect on our business, financial condition and results of operations.

Issued patents for one or more of our products could be found invalid or unenforceable if challenged in court.

        If we or one of our collaborators were to initiate legal proceedings against a third party to enforce a patent covering one of our products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of telepathology and VivaScope. Such a loss of patent protection could have a material adverse impact on our business.

Claims that our technology, our products or the sale or use of our products infringe the patent rights of third parties could result in costly litigation or could require substantial time and money to resolve even if litigation is avoided.

        The medical device industry in which we operate is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to gain a competitive advantage. Patent litigation is costly and time-consuming and there can be no assurance that we will have, or will be able to devote, sufficient resources to pursue such litigation. We may become involved as either a plaintiff or a defendant in patent infringement and other intellectual property-related actions. We may become a party to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. Additionally, we may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

Unfavorable outcomes in intellectual property litigation could limit our research and development activities and/or our ability to commercialize our products.

        Potentially unfavorable outcomes in intellectual property proceedings could limit our intellectual property rights and activities and could result in significant royalty or other payments or injunctions that may prevent the sale of products and may significantly divert the attention of our technical and management personnel. Such adverse outcomes could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity.

        If third parties successfully assert intellectual property rights against us, we might be barred from using certain aspects of our technology or barred from developing and commercializing certain products. Prohibitions against using certain technologies, or prohibitions against commercializing certain products, could be imposed by a court or by a settlement agreement between us and a plaintiff. In addition, if we are unsuccessful in defending against allegations of patent infringement or misappropriation of trade secrets, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in any litigation, including intellectual property litigation. There can be no assurance that we would prevail in any intellectual property litigation, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the owner of the intellectual property in order to continue our research and development programs or to market our products. The necessary license may not be available to us on commercially acceptable terms, or at all. This could limit our research and development activities, our ability to commercialize certain products, or both. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

        Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary for clinical trials, continue our internal research programs, obtain licenses to use needed technology, or enter into strategic partnerships that would help us bring our product candidates to market.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common stock to drop.

        During the course of any patent litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our products, programs, or intellectual property could be diminished. Accordingly, the market price of our common stock may decline.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.

        In addition to patents, we rely on trade secrets, technical know-how, and proprietary information concerning our business strategy in order to protect our competitive position. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory or clinical development services or potential strategic partners. In addition, each of our employees is required to sign a confidentiality agreement upon joining our Company. We take steps to protect our proprietary information, and our confidentiality agreements are carefully drafted to protect our proprietary interests. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures.

        Trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

        Our research and development strategic partners may have rights to publish data and other information to which we have rights. In addition, we sometimes engage individuals or entities to conduct research relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. These contractual provisions may be insufficient or inadequate to protect our confidential information. If we do not apply for patent protection prior to such publication, or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

Intellectual property rights do not necessarily address all potential threats to our competitive position.

        The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive position. We may face, among others, the following threats or challenges:

  •
  Others may be able to develop technology or systems that are similar to our products and systems but that are not covered by the claims of the patents that we own or have exclusively licensed.

  •
  Others may assert an ownership interest in any of our intellectual property rights or raise an inventorship issue with respect to our patent filings.

  •
  We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.

  •
  We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.

  •
  Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

  •
  Our pending patent applications may not lead to issued patents.

  •
  Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

  •
  Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

  •
  We may not develop additional proprietary technologies that are patentable.

  •
  The patents of others may have an adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

        Obtaining and enforcing medical device patents is costly, time-consuming and inherently uncertain. In addition, Congress may pass patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. If we are unable to obtain new patents or enforce our existing patents, our business, financial condition, and results of operations would be harmed.

Risks Related to the Development and Commercialization of Our Products

We have limited marketing experience, sales force or distribution capabilities. If we are unable to recruit key personnel to perform these functions, we may not be able to successfully commercialize our products.

        Our ability to produce revenues ultimately depends on our ability to sell our products. We currently have limited experience in marketing or selling our products, and we have a limited marketing and sales staff and distribution capabilities. Developing a marketing and sales force is time-consuming and will involve the investment of significant amounts of financial and management resources, and could delay the launch of new products or expansion of existing product sales. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our ability to generate revenues will suffer.

        Furthermore, even if we enter into marketing and distributing arrangements with third parties, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and these third parties may not be successful or effective in selling and marketing our products. If we fail to create successful and effective marketing and distribution channels, our ability to generate revenue and achieve our anticipated growth could be adversely affected. If these distributors experience financial or other difficulties, sales of our products could be reduced, and our business, financial condition and results of operations could be harmed.

Our commercial success depends upon attaining significant market acceptance of our products by physicians, patients and healthcare payers.

        The medical device industry is highly competitive and subject to rapid technological change. Our success depends, in part, upon physicians continuing to perform a significant number of diagnostic procedures and our ability to achieve and maintain a competitive position in the development of technologies and products in the skin cancer diagnosis field. If physicians, patients, or other healthcare providers opt to use our competitors' products, or healthcare payers do not accept our products, our commercial opportunity will be reduced and our potential revenues will suffer.

        Biopsy of the lesion, followed by pathologic examination of the tissue specimen, is today's widely accepted standard of care with a long history of use. Two alternative diagnostic tools, clinical photography and dermoscopy, are currently gaining acceptance in the U.S. medical community. In addition, technological advances may result in improvements in these alternative diagnostic tools or new technologies may emerge that produce superior diagnostic results as compared to VivaScope and our telepathology server.

If we are unable to obtain adequate reimbursement from healthcare payers, or acceptable prices, for our products, our revenues and prospects for profitability will suffer.

        Our future revenues and ability to become profitable will depend heavily upon the availability of adequate and timely reimbursement for the use of our products and services from governmental and other third-party payers. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer's determination that use of a product is: (i) a covered benefit under its health plan, (ii) safe, effective and medically necessary, (iii) appropriate for the specific patient, (iv) cost effective, and (v) neither experimental nor investigational. Obtaining reimbursement approval for our products and services from each government or other third-party payer will be a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data to each payer. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. If we are not able to obtain coverage and profitable reimbursement promptly from government-funded and private third-party payers for our products, our ability to generate revenues and become profitable will be compromised.

The termination of our distribution relationships with any of our key distributors, or a decline in revenue from such distributors, could have a material adverse effect on our business, financial condition, and results of operations.

        Our business is characterized by a high degree of customer concentration. For the year ended December 31, 2011, approximately 73% of our product sales were generated through our top three distributors. Our distribution agreements with these key distributors may be terminated, or our distributors may fail to perform their obligations under such agreements. If either of these events occurs, our marketing and distribution efforts may be impaired and our revenues may be adversely impacted. We may experience greater or lesser customer concentration in the future. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large customers and distributors, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key distributors could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Although we may be able to sell directly to customers if our relationships with any or all of our key distributors terminate, the development of our sales and distribution capabilities could involve significant expense and delay.

We rely heavily on a limited number of customers and a loss of or reduction in the amount of business from certain customers could adversely affect our revenues.

        Our sales to date have been to a limited number of customers. For the year ended December 31, 2011, sales to two customers were in the amounts of approximately $1.3 million and $0.9 million representing 37% and 25%, respectively, of our total revenues. This customer concentration creates risk for us, in that a loss of either customer or a significant reduction in sales from these customers could adversely affect our financial condition and results of operations.

We operate in a highly competitive market, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

        Although we possess proprietary technology for our products, we face intense competition, both nationally and internationally, from companies marketing alternative technologies. Certain of such companies have established name recognition, reputation, and market presence, and greater financial, technical, sales, marketing and other resources than us, enabling them to better withstand the impact of risks associated with a highly competitive industry. We compete directly with MELA Sciences, Inc. (NASDAQ: MELA) and, specifically, with its MelaFind® product, which features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. Optiscan Imaging Ltd. (Australia) and Mauna Kea Technologies (France, doing business as Cellvizio in the United States) offer confocal imaging technology. However, their first applications are believed to be primarily targeted for imaging the human gastrointestinal tract. We believe that electro-optical products designed to enhance the visualization and analysis of potential melanomas have been approved or are under development by: Welch Allyn, Inc.; Heine Optotechnik; 3Gen, LLC; Derma Medical Systems, Inc.; Medical High Technologies S.p.A.; ZN Vision Technologies AG; Biocompatibles International (previously Astron Clinica, Ltd.); LL Tech, Inc. (France); and Biomips Engineering. Balter Medical is developing optical transfer diagnosis technology for the purpose of detecting anomalies in human tissue.

        The broader market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. We may also be subject to competition from major optical imaging companies, such as: General Electric Co.; Siemens AG; Bayer AG; Carestream Health; Welch Allyn, Inc.; Olympus Corporation; Carl Zeiss AG Deutschland; and others, each of which manufactures and markets precision optical imaging products for the medical market, and could decide to develop or acquire a product to compete with our products. These companies enjoy numerous competitive advantages, including: significantly greater name recognition; established relations with healthcare professionals, customers and third-party payers; established distribution networks; additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage; greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and greater financial and human resources for product development, sales and marketing, and patent litigation. As a result, we may not be able to compete effectively against these companies or their products. The success of our competitors in developing, bringing to market, distributing and selling their products could negatively affect our result of operations and/or general acceptance of our products.

Technological breakthroughs in the diagnosis or treatment of skin cancer could render our products obsolete.

        The precision optical imaging field is subject to rapid technological change and product innovation. VivaScope and our telepathology server are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies. Companies in the medical device industry with significantly greater financial, technical, research, marketing, sales and distribution and other resources have expertise and interest in the exploitation of computer- aided diagnosis, medical imaging, and other technologies VivaScope and our telepathology server utilize. Some of these companies are working on potentially competing products or therapies, including confocal microscopy, various forms of spectroscopy, other imaging modalities, and molecular and genetic screening tests. In addition, the National Institutes of Health, several U.S. and international academic and medical centers, and other supporters of cancer research are presumptively seeking ways to improve the diagnosis or treatment of skin cancer by sponsoring corporate and academic research. One or more of these companies could succeed in developing or marketing technologies and products or services that demonstrate better safety or effectiveness, superior clinical results, greater ease of use or lower cost than VivaScope and our telepathology server, or such competitors could succeed in obtaining regulatory approval for introducing or commercializing any such products or services prior to us. Any of the above competitive developments could have a material adverse effect on our business, financial condition, and results of operations. Products, services, or technologies introduced prior to or subsequent to the commercialization of VivaScope and our telepathology server could render these products less marketable or obsolete.

New product development in the medical device industry is both costly and labor intensive with very low success rates for successful commercialization; if we cannot successfully develop or obtain future products, our ability to grow may be impaired.

        Our long-term success is dependent, in large part, on the design, development and commercialization of new products and services in the medical technology industry. The product development process is time-consuming, unpredictable and costly. There can be no assurance that we will be able to develop or acquire new products, successfully complete clinical trials, obtain the necessary regulatory clearances or approvals required from the FDA on a timely basis, or at all, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or that potential products will achieve market acceptance. In addition, changes in regulatory policy for product approval during the period of product development, and regulatory agency review of each submitted new application, may cause delays or rejections. It may be necessary for us to enter into licensing arrangements in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all. Failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on our business, financial condition and results of operations.

If our products are approved for reimbursement, we anticipate experiencing significant pressures on pricing.

        Our products will be purchased principally by hospitals and physicians associated with research centers, and by private practitioners, that typically bill various third-party payers, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare diagnostic services provided to their patients. In some foreign markets, which we may seek to enter in the future, pricing and profitability of medical devices are subject to government control. In the U.S., we expect that there will continue to be federal and state proposals for similar controls. Many private payers look to the Centers for Medicare & Medicaid Services, or CMS, which administer the Medicare program, in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payers.

        The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payers is critical to the success of medical technology companies. The availability of reimbursement affects which products or services customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products and services. After we develop a new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payers. Further legislative or administrative reforms to reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of diagnostic tools, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.

        Even if reimbursement programs cover a device for certain uses, that does not mean that the level of reimbursement will be sufficient for commercial success. We expect to experience pricing pressures in connection with the commercialization of our products and our future products due to efforts by private and government-funded payers to reduce or limit the growth of healthcare costs, the increasing influence of health maintenance organizations, and additional legislative proposals to reduce or limit increase in public funding for healthcare services. Private payers, including managed care payers, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers by private and public payers are expected to continue. Payers frequently review their coverage policies for existing and new diagnostic tools and can, sometimes without advance notice, deny or change their coverage policies. Current trends toward managed healthcare in the U.S. and proposed legislation intended to control the cost of publicly funded healthcare programs could significantly influence the purchase of healthcare services and products, and may force us to reduce prices for our products or result in the exclusion of our products from reimbursement programs. Significant limits on the scope of services covered or on reimbursement rates and fees on those services that are covered could have a material adverse effect on our ability to commercialize our products and therefore, on our liquidity and our business, financial condition, and results of operations.

We operate in a heavily regulated sector, and our ability to remain viable will depend on future legislative action and favorable government decisions at various points by various agencies.

        In the United States, the FDA regulates the introduction of medical devices, as well as manufacturing, labeling and record keeping procedures for such products. The process of obtaining marketing clearance or approval for new medical devices from the FDA is costly and time consuming, and there can be no assurance that such approval will be granted for new products on a timely basis, if at all, or that the FDA review will not involve delays that would adversely affect our ability to commercialize new products. Even if regulatory clearance or approval to market a diagnostic product is obtained from the FDA, this clearance or approval may contain limitations on the indicated uses of the product. Marketing clearance or approval can also be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval.

        From time to time, legislation is introduced in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacture and marketing of a medical device. Additionally, the medical device industry is heavily regulated by the federal government, and by state and local governments. The federal laws and regulations affecting healthcare change frequently, thereby increasing the uncertainty and risk associated with any healthcare related venture, including our business and our products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

        The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, or the FD&C Act, as well as other relevant laws; (ii) CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General, or OIG, which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as the Stark Law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the exclusion of healthcare providers and others from participating in federal healthcare programs for violation of these governmental laws and regulations; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. All of the aforementioned are agencies within the U.S. Department of Health & Human Services, or HHS. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.

        In addition to regulation by the FDA as a medical device manufacturer, we are subject to general healthcare industry regulations. The healthcare industry is subject to extensive federal, state and local laws and regulations relating to: billing for services; quality of medical equipment and services; confidentiality, maintenance and security issues associated with medical records and individually identifiable health information; false claims; and product labeling.

        These laws and regulations are extremely complex and, in some cases, still evolving. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. If our operations are found to be in violation of any of the federal, state or local laws and regulations that govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's time and attention from the operation of our business.

        In addition, recent, widely-publicized events concerning the safety of certain drug, food and medical device products have raised concerns among members of Congress, medical professionals, and the public regarding the FDA's handling of these events and its perceived lack of oversight over regulated products. The increased attention to safety and oversight issues could result in a more cautious approach by the FDA and other agencies with respect to clearances and approvals for products such as ours.

If we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems, our products could be subject to restrictions or withdrawal from the market.

        Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of our products may be subject to limitations on the indicated uses for which the products may be marketed or contain requirements for costly post marketing testing and surveillance to monitor the safety or effectiveness of the products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

Our facilities will be subject to inspection by the FDA and international authorities, and we could face penalties if we are found to be non-compliant with the regulations of the FDA or international authorities.

        The FDA and various other authorities will inspect our facilities from time to time to determine whether we are in compliance with regulations relating to medical device manufacturing, including regulations concerning design, manufacturing, testing, quality control, product labeling, distribution, promotion, and record keeping practices. Our facility was most recently inspected by the FDA in August 2009. A determination that we are in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures or, in extreme cases, criminal sanctions or a shutdown of our manufacturing facility. Even if regulatory approvals to market a product are obtained from the FDA, such approvals may contain limitations on the indicated uses of the product. The FDA could also limit or prevent the manufacture or distribution of our products and has the power to require the recall of products. FDA regulations depend heavily on administrative interpretation, and future interpretations made by the FDA or other regulatory bodies with possible retroactive effect may adversely affect us.

Our promotional and marketing activities will be subject to regulation by the FDA and international authorities, and we could face severe penalties if we are found to be promoting our products for an unapproved use.

        If the FDA or international authorities determine that our promotional materials or activities constitute promotion of our products for an unapproved use or other claim in violation of applicable law relating to the promotion of our products, it could demand that we cease the use of or modify our promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or other materials to constitute promotion of telepathology or VivaScope for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Our competitors may also assert claims either directly or indirectly with the FDA concerning any alleged illegal or improper marketing promotional activity.

Healthcare policy changes, including legislation to reform the U.S. healthcare system, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. In response to perceived increases in health care costs in recent years, there have been and continue to be proposals and enactments by the Obama administration, members of U.S. Congress, state governments, regulators and third-party payers to control these costs and, more generally, to reform the U.S. healthcare system. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. Certain of these proposals and enactments or regulations promulgated to enforce them may limit the prices we are able to charge for our products or the amount of reimbursement that may be available if such products are approved for reimbursement. The adoption of some or all of these enactments and proposals could have a material adverse effect on us. We cannot predict the final form these might take or their effects on our business.

        The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company with sales in the U.S., this healthcare reform legislation will materially impact us. Certain provisions of the legislation will not be effective for a number of years, there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. The legislation imposes on medical device manufacturers such as us a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. Both downward pressure on reimbursement and the excise tax could have a material adverse effect on our business, financial condition and the results of operations. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations ultimately will be implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

We must comply with complex statutes prohibiting fraud and abuse, and both we and physicians utilizing our products could be subject to significant penalties for noncompliance.

        There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These federal laws include: the Anti-Kickback Law which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients or the purchase, order or recommendation of goods or services for which payment will be made by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the Anti-Inducement Law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; HIPAA, which creates federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program and which also imposes certain obligations on entities with respect to the privacy, security and transmission of individually identifiable health information; the federal False

Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; and the Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent or abusive acts. We are also subject to state laws that are analogous to the above federal laws, such as state anti-kickback and false claims laws (some of which may apply to healthcare items or services reimbursed by any third-party payer, including commercial insurers), as well as certain state laws that require pharmaceutical and medical device companies to comply with industry voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

        Sanctions for violating these laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. Our ongoing efforts to comply with these laws may be costly, and a violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. The risk of our being found in violation of these laws is increased by the fact that many of them have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation. An investigation into the use of telepathology, telepathology workstations and VivaScope by physicians may dissuade physicians from either purchasing or using telepathology, telepathology workstations and VivaScope and could have a material adverse effect on our ability to commercialize our products.

The application of the privacy provisions of HIPAA is unclear, and we will become subject to other laws and regulations regarding the privacy and security of medical information.

        HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates "covered entities" (insurers, clearinghouses, and most healthcare providers) and indirectly regulates "business associates" with respect to the privacy of patients' medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is unclear whether we would be deemed to be a covered entity or a business associate under the HIPAA regulations. In either case, we will be required to physically safeguard the integrity and security of the patient information that we, or our physician customers, receive, store, create or transmit. If we fail to safeguard patient information, then we or our physician customers may be subject to civil monetary penalties, and this could adversely affect our ability to market our products. We also may be liable under state laws governing the privacy of health information. As and when we expand our commercialization efforts in the foreign markets that we have targeted, we will also become subject to a variety of international laws, regulations and policies designed to protect the privacy of health information.

Clinical trials associated with future applications of our technology may involve lengthy and expensive processes with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

        In the future, as we explore additional applications of our technology, clinical trials may be required for regulatory approval. We are not currently conducting any clinical trials related to any regulatory approval and we have no current plans to conduct any such clinical trials. However, should we decide to conduct such clinical trials, we cannot predict whether we will encounter problems with any future clinical trials, which would cause us or regulatory authorities to delay or suspend those clinical trials, or delay the analysis of data from those clinical trials. We estimate that clinical trials involving any of the various potential applications of VivaScope and telepathology which we may choose to pursue could continue for several years and that such trials may also take significantly longer to complete and may cost more money that we expect. Failure can occur at any stage of testing, and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of the current, or a future, more advanced, version of our products, including but not limited to:

  •
  delays in obtaining regulatory approvals to commence a clinical trial;

  •
  slower than anticipated patient recruitment and enrollment;

  •
  negative or inconclusive results from clinical trials;

  •
  unforeseen safety issues;

  •
  an inability to monitor patients adequately during or after treatment; and

  •
  problems with investigator or patient compliance with the trial protocols.

        A number of companies in the medical device industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after seeing promising results in earlier clinical trials. Despite the successful results reported in early clinical trials regarding our products, we do not know whether any clinical trials we or our clinical partners may conduct will produce favorable results. The failure of clinical trials to produce favorable results could have a material adverse effect on our business, financial condition and results of operations.

Alternative applications of our technology may not be successful, which will limit our ability to grow and generate revenue.

        Although we believe the early exploratory and pilot studies for other clinical applications of our technology beyond the early detection and diagnosis of skin cancer are encouraging, there can be no assurance any of these research and development activities, engineering efforts, or clinical studies will be successful or that any FDA clearances will be achieved for any of these other clinical applications. If alternative applications of our technology are not successful, our ability to grow the Company and generate revenue will be adversely impacted.

We face the risk of product liability claims and may not be able to obtain or maintain adequate insurance to protect against these claims.

        Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those that may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if any of our products cause, or merely appears to have caused, an injury or if a patient alleges that any of our products failed to provide appropriate diagnostic information on a lesion where melanoma, another skin cancer, or another form of disease, was subsequently found to be present. Claims may be made by patients, healthcare providers or others involved with telepathology, telepathology workstations or

VivaScope. Although we carry product liability insurance that covers our VivaScope products, our anticipated current and anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage, or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

        We may be subject to claims against us even if the apparent injury is due to the actions of others. For example, we rely on the expertise of physicians, nurses and other associated medical personnel to operate VivaScope. If these medical personnel are not properly trained or are negligent, we may be subjected to liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers, or result in reduced acceptance of VivaScope in the market.

        Insurance and surety companies have reassessed many aspects of their businesses and, as a result, may take actions that could negatively affect our business. These actions could include increasing insurance premiums, requiring higher self-insured retentions and deductibles, reducing limits, restricting coverage, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our business, financial condition and results of operations.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

        Our manufacturing efforts currently rely on various suppliers that supply components and subassemblies required for the final assembly and test of our devices. In some cases we have written agreements with these suppliers, under which the supplier is obligated to perform services or produce components for us. There can be no assurance that these third parties will meet their obligations under the agreements. Some of these suppliers are sole-source suppliers. Contract manufacturers of some of our components, such as completed circuit boards, may also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including: suppliers may make errors in manufacturing components that could negatively affect the effectiveness or safety of our products, or cause delays in shipment of our products; we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms; we may have difficulty locating and qualifying alternative suppliers for our sole-source suppliers; our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner; and our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

        Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

Risks Related to the Operation of Our Business

We may be adversely affected by breaches of online security.

        To the extent that our activities involve the storage and transmission of confidential information, security breaches could damage our reputation and expose us to a risk of loss, or to litigation and possible liability. A substantial portion of our revenue in future years will rely upon the transmission and storage of medical data through a virtual private network, or VPN, across the Internet. Our business may be materially adversely affected if our security measures do not prevent security breaches. In addition, such information may be subject to HIPAA privacy and security regulations, the potential violation of which may trigger concerns by healthcare providers, which may adversely impact our business, financial condition and results of operations.

All of our operations are conducted at a single location. Any disruption at our facility could increase our expenses.

        All of our operations are conducted at a single location. We take precautions to safeguard our facility, including insurance, health and safety protocols, contracted off-site engineering services, and off-site storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

Our success will depend on our ability to attract and retain our personnel.

        Our success is particularly dependent upon the continued service of our executive officers and other key employees. We have currently executed employment agreements with each of Messrs. Eastman, Fox, Hone, and Shea. These agreements expire on January 1, 2016, and are renewable for additional one-year terms unless either we or the executive send written notice to the other party of its intention not to renew at least ninety (90) days prior to expiration of the then-current term. We entered into an employment agreement with Mr. Joyce on March 22, 2011. Mr. Joyce's employment agreement is set to expire on March 22, 2016, but is also renewable for additional one-year terms. Each of these executives has agreed, pursuant to his or her respective employment agreement, not to compete with us, nor solicit our customers or employees, for a period of one (1) year following the termination of such executive's employment. All of our employees, including our executive officers, have executed our standard form of Employee Invention, Copyright, Proprietary Information and Conflicts of Interest Agreement. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business and results of operations. Our future success will depend in part upon our ability to attract and retain highly qualified personnel. We may not be successful in hiring, retaining or developing sufficient qualified individuals.

Our employees may engage in misconduct or improper activities, including noncompliance with regulatory standards and prohibitions on insider trading.

        We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with applicable manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We may be liable for contamination or other harm caused by materials that we handle, and changes in environmental regulations could cause us to incur additional expense.

        Our manufacturing, research and development and clinical processes do not generally involve the handling of potentially harmful biological materials or hazardous materials, but they may occasionally do so. We are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition and results of operations. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

Failure to maintain an effective system of internal control over financial reporting may not allow us to be able to accurately report our financial condition, results of operations or prevent fraud.

        We regularly review and update our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. We maintain controls and procedures to mitigate risks, such as processing system failures and errors. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Events could occur which are not prevented or detected by our internal controls. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could cause a failure to meet our reporting obligations under applicable federal securities laws, which could have a material adverse effect on our business, results of operations and financial condition.

If our products contain defects or otherwise fail to perform as expected, we could be liable for damages and incur unanticipated warranty, recall and other related expenses, our reputation could be damaged, we could lose market share and, as a result, our financial condition or results of operations could suffer.

        Our products are complex and may contain defects or experience failures due to any number of issues in design, materials, deployment and/or use. If any of our products contain a defect or do not operate properly, we may have to devote significant time and resources to find and correct the issue. Such efforts could divert the attention of our management team and other relevant personnel from other important tasks. A product recall or a significant number of product returns could be expensive; damage our reputation and relationships with our customers and distributors; result in the loss of business to competitors; and result in litigation against us. Because our products are relatively new and we do not yet have the benefit of long-term experience observing product performance in the field, our estimates of a product lifespan and incidence of claims may be inaccurate. Should actual product failure rates, claims levels, material usage, or other issues differ from the original estimates, we could end up incurring materially higher warranty or recall expenses than we anticipate.

Risks Relating to Our Securities

Our securities are quoted on the OTC Bulletin Board quotation system, which limits the liquidity and price of our securities more than if we were quoted on the NYSE, Amex or another national securities exchange and results in our stockholders not receiving the benefit of our being subject to the listing standards of a national securities exchange.

        Our common stock and warrants are traded over-the-counter on the OTC Bulletin Board quotation system, which is a FINRA-sponsored entity and operated inter-dealer automated quotation system for equity securities not included in a national exchange. Quotation of our securities on the OTCBB limits the liquidity and price of our securities more than if our securities were quoted or listed on the NYSE Amex or the Nasdaq Capital Market, which are national securities exchanges. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

Although we will use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants included in the units at the time that holders of the warrants exercise those warrants, we cannot guarantee that a registration statement will be effective, in which case holders of our warrants may not be able to exercise the warrants and therefore the warrants could expire worthless.

        Holders of warrants included in the units will be able to exercise those warrants only if (i) a current registration statement under the Securities Act relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we will use our best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent required by federal securities laws, we cannot assure that we will be able to do so. If we are not able to do so, holders will be unable to exercise their warrants and therefore the warrants could expire worthless. Such expiration would result in the purchasers in the IPO paying the full initial offering purchase price solely for the shares of common stock included in the unit. In addition, we intend to use our best efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of existing holders of the warrants, to the extent that an exemption is not available. The value of the warrants would be greatly reduced if a registration statement covering the shares of common stock underlying the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which shares of common stock underlying warrants are not qualified and which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised.

Since our securities are listed on the OTC Bulletin Board, our securities holders may face significant restrictions on the resale of our securities due to state "Blue Sky" laws.

        Each state has its own securities laws, often called "blue sky" laws, which (i) limit sales of securities to a state's residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our securities will be registered or exempt from registration under the laws of any state. Since our securities are listed on the OTC Bulletin Board, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our securities. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our securities to be limited, as you may be unable to resell your securities without the significant expense of state registration or qualification.

Since our securities are listed on the OTC Bulletin Board and not a national securities exchange, holders of warrants may not be able to exercise their warrants without compliance with applicable state securities laws and the value of the warrants may be significantly reduced.

        Because our common stock is not listed on a national securities exchange, the exercise of the warrants by holders may not be exempt from state securities laws. As a result, depending on the state of residence of a holder of the warrants, a holder may not be able to exercise its warrants unless we comply with any state securities law requirements necessary to permit such exercise or an exemption applies. Although we plan to use our reasonable efforts to assure that holders will be able to exercise their warrants under applicable state securities laws if no exemption exists, there is no assurance that we will be able to do so. As a result, the ability to exercise the warrants may be limited. The value of the warrants may be significantly reduced if holders are not able to exercise their warrants under applicable state securities laws.

If our shares become subject to the penny stock rules, this may make it more difficult to sell our shares.

        The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTC Bulletin Board does not meet such requirements and if the price of our common stock is less than $5.00, our securities will be deemed penny stocks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser's written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore security holders may have difficulty selling their shares.

Our stock price will be volatile, meaning purchasers of our common stock could incur substantial losses.

        Our stock price is likely to be volatile. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:

  •
  the announcement of new products or product enhancements by us or our competitors;

  •
  developments or disputes concerning patents or other intellectual property rights;

  •
  changes in the structure of third-party reimbursement in the U.S.;

  •
  the departure of key personnel;

  •
  results of our research and development efforts and our clinical trials;

  •
  regulatory developments in the U.S. and foreign countries;

  •
  developments concerning our clinical collaborators, suppliers or marketing partners;

  •
  changes in financial estimates or recommendations by securities analysts;

  •
  failure of any new products, if approved, to achieve commercial success;

  •
  product liability claims and litigation against us;

  •
  the strength and variations in our financial results or those of companies that are perceived to be similar to us;

  •
  general economic, industry and market conditions; and

  •
  future sales of our common stock.

        A decline in the market price of our common stock could cause stockholders to lose some or all of their investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly. Whether or not meritorious, litigation brought against us could result in substantial costs and could divert the time and attention of our management. Our insurance to cover claims of this sort may not be adequate.

Concentration of ownership among our directors, executive officers, and principal stockholders may prevent new investors from influencing significant corporate decisions.

        Based upon beneficial ownership as of March 15, 2012, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned a significant percentage of our outstanding common stock. To the extent that our affiliates may purchase additional shares, that percentage will be even higher. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under New York law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that differ from those of the stockholders. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our charter documents and New York law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our stock.

        Provisions of our certificate of incorporation and bylaws and applicable provisions of New York law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our Board of Directors. These provisions:

  •
  limit who may call a special meeting of stockholders; and,

  •
  do not permit cumulative voting in the election of our directors, which would otherwise permit less than a majority of stockholders to elect directors;

        In addition, Section 912 of the New York Business Corporation Law generally provides that a New York corporation may not engage in a business combination with an interested stockholder for a period of five years following the interested stockholder's becoming such. An interested stockholder is generally a stockholder owning at least 20% of a corporation's outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive stockholders of the opportunity to sell shares to potential buyers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

        We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Future sales of our common stock may cause our stock price to decline.

        If our existing stockholders sell, or indicate intent to sell, substantial amounts of our common stock in the public market after legal restrictions lapse, the trading price of our common stock could decline significantly. Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

        After the 90-day lock-up agreements pertaining to our initial public offering expired on March 26, 2012, an additional 1.3 million shares became eligible for sale in the public market, subject to any applicable volume limitations under federal securities laws, and after the 180-day lock-up agreements pertaining to our initial public offering expire on June 24, 2012, an additional 3.7 million shares will become eligible for sale in the public market, subject to any applicable volume limitations under federal securities laws. An additional 0.2 million shares of common stock will become eligible for sale in the public market in 2013. In addition, as of December 31, 2011 we had outstanding exercisable options and outstanding warrants to purchase shares of common stock that, if exercised, will result in these additional shares becoming available for sale, subject in some cases to volume limitations. Shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will also become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, as of December 31, 2011, holders of approximately 1,817,693 shares of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

        The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We have limited research coverage by securities and industry analysts and may not maintain such coverage or obtain research coverage by additional securities and industry analysts. If we do not maintain such existing coverage, and additional securities or industry analysts do not commence coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 20,000 square feet of office, laboratory, and assembly space in the same building as our principal executive offices located in 95 Methodist Hill Drive, Suite 500, Rochester, NY 14623 under a lease effective February 1, 2012 for a term of six years. In addition, we lease office space in Boston, MA under an agreement that expires November 30, 2012. We believe these facilities will be adequate to meet our current and reasonably foreseeable requirements. We believe that we will be able to obtain additional space, if required, on commercially reasonable terms.

Item 3.    Legal Proceedings

        We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our units, each consisting of one share of common stock and one warrant were traded on the OTC Bulletin Board were maintained by the Financial Industry Regulatory Authority under the symbol "LCDCU" from December 28, 2011 to February 24, 2012. Upon a mandatory separation of our units on February 27, 2012, our units ceased trading on the OTC Bulletin Board and our common stock and warrants began trading on the OTC Bulletin Board under the symbols "LCDX" and "LCDXW," respectively.

        The following tables set forth the bid and ask prices for our units, as reported by the OTC Bulletin Board from the date on which our units began trading through December 31, 2011. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not represent actual transactions:

Period	High Bid ($)	Low Bid ($)
Quarter ended December 31, 2011	$4.20	$4.20

Period	High Ask ($)	Low Ask ($)
Quarter ended December 31, 2011	$10.25	$10.25

        As of March 15, 2012, there were approximately 195 holders of record of our common stock. We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. In addition, our credit facility limits our ability to pay any dividends—see Note 9 of Item 8 of this Annual Report on Form 10-K for more information. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,201,774	$5.78	1,295,500
Equity compensation plans not approved by security holders	—	—	—

        See Note 13 of Item 8 of this Annual Report on Form 10-K for a summary of our equity compensation plans.

Recent Sales of Unregistered Securities

        Set forth below is information regarding shares of common stock (including debt convertible into shares of common stock), preferred stock and warrants issued by us during the year ended December 31, 2011 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such shares and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

        With respect to the Company's securities described below, all share and per share information has been adjusted to reflect the 2 to 1 reverse stock split effective December 6, 2011.

  a.
  Shares Underlying, and Shares Issued Pursuant to Exercise of, Stock Options

        During 2011, we granted to our officers, directors and employees options to purchase an aggregate of 185,000 shares of our common stock with per share exercise prices ranging from $8.60 to $8.88 under our 2010 Long-Term Equity Incentive Plan. During 2011, we also issued to our officers, directors and employees an aggregate of 3,750 shares of our common stock at a per share exercise price of $4.00 pursuant to exercises of stock options granted under our Year 2000 Stock Option Plan.

  b.
  Shares Issued in Lieu of Cash Payment for Services Rendered

        During 2011, we issued 140,490 shares of common stock as payment of fees of approximately $413,000 to an affiliate in consideration for a pledge of cash collateral, in the amount of $2.0 million, to support our obligations under our prior credit facility. Upon the closing of the IPO, the accrued fees converted into shares of our common stock at a discount of thirty percent (30%) to public offering price.

  c.
  Restricted Stock Issued to Directors Upon Election to Board of Directors

        During 2011, we issued 12,000 shares of restricted stock in the aggregate to certain of our directors upon their election to our board of directors, as compensation for their service as directors.

  d.
  Convertible Debt Instruments; Exchanges of Convertible Debt Instruments

        In June 2011, our board of directors authorized a capital raise of up to an aggregate amount of $2.0 million (the "July 2011 Convertible Debt Offering"), under which we raised approximately $1.2 million.

        In December 2011, we issued 379,406 shares of common stock in consideration for the conversion of principal and accrued interest related to convertible notes that were issued pursuant to our 2009 Convertible Debt Offering. In February 2012, we issued an additional 82,647 in final consideration for this conversion. In the aggregate, these shares were issued at a conversion price of approximately $1.93.

        Upon the closing of our IPO on December 30, 2011, we issued 2,228,509 shares of common stock in consideration for the automatic conversion of principal and accrued interest related to convertible notes that were issued pursuant to our 2010/2011 Convertible Debt Offering and July 2011 Convertible Debt Offering. These shares were issued at a conversion price of $2.94.

  e.
  Common Stock Warrants

        In January 2011, we issued warrants to purchase 204,131 shares of our common stock, at an exercise price of $8.22, to investors pursuant to our 2010/2011 Convertible Debt Offering. In connection with this offering, we issued warrants to Maxim Partners, LLC to purchase 49,228 shares of our common stock, at an exercise price of $9.04, as placement agent for certain of the notes issued.

        In July 2011, we issued a warrant to our Lender under the 2011 Credit Facility to purchase up to 9,762 shares of our common stock at a price of $9.22 per share.

        In July and August 2011, we issued warrants to purchase 97,500 shares of our common stock, at an exercise price of $9.22, to investors pursuant to our July 2011 Convertible Debt Offering. In connection with this offering, we issued warrants to Maxim Partners, LLC to purchase 3,176 shares of our common stock, at an exercise price of $10.14, as placement agent for one of the notes issued.

        In December 2011, we issued warrants to purchase 46,205 shares of our common stock, at an exercise price of $2.12, to the placement agent for our 2009 Convertible Debt Offering.

        In December 2011, we issued warrants to purchase 27,760 shares of our common stock, at an exercise price of $5.04, to Roth Capital Partners for underwriting services.

        No underwriters were involved in the foregoing issuances of securities. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder ("Regulation D"), or Rule 701 promulgated under Section 3(b) of the Securities Acts as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        The unregistered securities described above were issued to approximately thirty (30) investors, all of whom were "accredited investors," as defined in Rule 501 of Regulation D, with the exception of a limited number of vendors who accepted shares of our common stock in exchange for services rendered. The recipients of securities in each of these transactions (i) received written disclosures that the applicable securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration, and (ii) represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

        The securities offered pursuant to the July 2011 Convertible Debt Offering were offered to a limited number of potential investors, all of whom are (i) accredited investors, and (ii) existing equity holders or, in one case, a distributor with whom we have a long-standing relationship, as described in the prospectus.

        All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The certificates representing the issued shares of capital stock, the convertible notes, and the warrants described in herein included appropriate legends setting forth that the applicable securities have not been registered and the applicable restrictions on transfer.

Use of Proceeds from Registered Securities

        On December 30, 2011, we completed our initial public offering, selling 1,388,000 units at an offering price of $4.20 per unit. We offered our units, each consisting of one share of common stock and one warrant, in our initial public offering pursuant to a registration statement on Form S-1, as amended (File No. 333-173555). The underwriters in the offering were Roth Capital Partners and Maxim Group LLC. Aggregate gross proceeds from the initial public offering were $5.8 million and net proceeds received after underwriting fees and offering expenses were approximately $5.1 million. As of December 31, 2011, the Company had used approximately $265,000 of the net proceeds of the offering.

Item 6.    Selected Financial Data

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our expectations as to our plans and strategy for our business, future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

        We are a medical device company that designs, manufactures and sells non-invasive cellular imaging devices that assist physicians in the early detection of disease. The Company's VivaScope® platform produces rapid noninvasive, high-resolution cellular images for subsequent diagnostic review by physicians, pathologists and other diagnostic readers. Our telepathology server, when connected to a physician's VivaScope imager, transfers images from a physician's office or operating room to another physician, pathologist or other diagnostic reader for near real-time diagnosis and reporting. In addition, the telepathology server stores images and pathology reports as a part of a patient's HIPAA compliant permanent, electronic, medical record increasing efficiency and reducing costs for medical institutions compared to current histology record retention processes.

        We have devoted substantially all of our resources to the development of our VivaScope confocal imagers and our telepathology network, which expenses have included research and development, conducting clinical investigation for our product candidates, protecting our intellectual property and the general and administrative support of these operations. While we have generated revenue through product sales, we have funded our operations largely through multiple rounds of private debt and equity financings. We believe that our existing cash and cash equivalents will allow us to fund our operating plan through the second quarter of 2012. We have never been profitable and we reported net losses of approximately $9.1 million and $4.3 million in 2011 and 2010, respectively. As of December 31, 2011, we had an accumulated deficit of approximately $36.7 million. We expect to incur operating losses for the foreseeable future as we invest substantial resources to promote the commercialization, and attempt to achieve widespread adoption, of our products. We may require additional financing to support these and other operating activities. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses and sales and marketing expenses will increase along with general and administrative costs, as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

        Our revenues consist of product revenue, non-product revenue and grant revenue. Product revenues consist of revenues derived from the sale of our products and services, primarily VivaScopes, as well as an immaterial amount of revenue from maintenance and support services. We recognize product revenue when evidence of an agreement exists, title has passed (generally upon shipment) or services have been rendered. When product sales do not include installation or training, such as for all distributor sales and many direct sales, revenue is recognized upon shipment. Certain direct sales contracts require installation at the customer's location prior to acceptance. As such, revenue recognition on these contracts is delayed until all aspects of delivery, including installation, are complete. In addition, should the contract include training, revenue recognition is delayed until training is complete. Non-product revenue, which to date has been in the form of a payment from a European distributor for certain rights including a license to use certain technology in defined geographic areas, is recognized as earned. Grant revenue, which has most recently been derived from a small business innovation research grant, is generally recognized as expenses provided for under the grants are incurred.

Results of Operations

Years Ended December 31, 2011 and 2010

        We reported a consolidated net loss of $9.1 million or $(7.37) per share for the year ended December 31, 2011 as compared to a consolidated net loss of $4.3 million or $(3.22) per share for the year ended December 31, 2010. The increase in net loss resulted primarily from increased operating costs incurred in becoming a public company combined with the recognition of losses on debt that was converted to equity in connection with our initial public offering.

        The following presents a more detailed discussion of our consolidated operating results:

        Product sales.    For the years ended December 31, 2011 and 2010, we recorded sales of our products of $3.2 million and $2.3 million, respectively. The increase was primarily attributed to continued increases in distributor sales in Asia of $631,000 combined with increased direct sales in North America of $262,000. Percentages of total sales by geographic region are as follows:

	Year Ended December 31,
	2011		2010
	Product Sales	Percent	Product Sales	Percent
	(in millions)		(in millions)
North America	$0.6	16%	$0.2	12%
Europe	1.3	41%	1.3	56%
Asia	1.0	32%	0.4	17%
Latin America	0.2	7%	0.1	3%
Australia	0.1	4%	0.3	12%

Total	$3.2	100%	$2.3	100%

        Increases in revenue of our VivaScope products are primarily a result of increased demand for our devices to new customers resulting in increased volume of VivaScopes shipped. As of December 31, 2011, we had not recorded revenue from our telepathology server.

        Cost of revenue.    For the year ended December 31, 2011 and 2010, we incurred cost of revenue of $1.9 million and $1.1 million, respectively. As a percentage of product sales, cost of revenue was 59% and 50% for the years ended December 31, 2011 and 2010, respectively. The increase in cost of sales as a percentage of product sales reflects an increase in warranty repairs as well as charges to increase our warranty reserves.

        General and administrative expenses.    General and administrative expenses consist primarily of salaries and benefits, professional fees (including legal and accounting incurred during the year ended December 31, 2011 in connection with becoming a public company), occupancy costs for our office, insurance costs and general corporate expenses. For the year ended December 31, 2011, general and administrative expenses totaled $5.5 million and had increased $1.7 million from the prior year resulting primarily from increases in professional fees of $600,000 in connection with becoming a public company. For the year ended December 31, 2011 as compared to the prior year, wages and benefits increased $474,000 due to the addition of new employees and we recognized an additional $350,000 in stock-based compensation.

        Sales and marketing expenses.    Sales and marketing expenses consist primarily of salaries and benefits and general marketing expenses. For the year ended December 31, 2011, sales and marketing expenses totaled $1.6 million, an increase of $829,000 from the prior year. The increase in sales and marketing expenses primarily resulted from an increase in wages and benefits of $288,000 due to hiring additional employees, combined with an increase in stock-based compensation charges of $287,000. Additionally, there was an increase of $253,000 in expenses related to increased sales and marketing efforts.

        Engineering, research and development expenses.    Engineering, research and development expenses consist primarily of salaries and benefits and material costs used in the development of new products and product improvements. For the year ended December 31, 2011, engineering, research and development expenses totaled $1.1 million, an increase of $392,000 from the prior year. The increase in engineering, research and development expenses primarily resulted from an increase in wages and benefits of $217,000 due to hiring additional employees, combined with an increase in stock-based compensation charges of $172,000.

        Interest expense.    Interest expense increased $1.7 million from $0.6 million for the year ended December 31, 2010 to $2.3 million for the year ended December 31, 2011. The increase in interest expense was a result of recognizing $1.7 million in interest expense and debt discount amortization related to borrowings under our 2010/2011 Convertible Debt Offering made during the fourth quarter of 2010 and the first quarter of 2011 and borrowings under our July 2011 convertible debt offering made during the third quarter of 2011 in addition to $0.3 million of amortization of loan acquisition costs.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt increased $2.7 million from $76,000 for the year ended December 31, 2010 to $2.7 million for the year ended December 31, 2011. The increase in the loss was a result of the conversion in connection with the IPO of the 2010/2011 Convertible Debt Offering, July 2011 Convertible Debt Offering and the fee arrangement with an affiliate.

        Fair value adjustment of warrants expense.    For the years ended December 31, 2011 and 2010, we recognized income of $2.5 million and $73,000 in expense, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock.

Liquidity and Capital Resources.

        As of December 31, 2011, we had $6.1 million in current assets and $5.9 million in current liabilities, resulting in working capital of $0.2 million. As of December 31, 2010, we had $1.7 million in current assets and $5.6 million in current liabilities, respectively, resulting in a working capital deficit of $3.9 million. Our working capital increased during the year ended December 31, 2011 primarily as a result of the proceeds from our IPO and the associated conversions of debt to equity. Our current assets consist of cash, accounts receivable, inventories, prepaid expenses and other. Our current liabilities consist of the current portion of our long-term debt, accounts payable, accrued expenses, and deferred revenue.

        We anticipate that we will continue to generate losses for the next several years as we develop and expand our product offerings and seek to commercialize our products and expand our corporate infrastructure. We believe that our existing cash and cash equivalents will allow us to fund our operating plan through the second quarter of 2012.

        We will require significant amounts of additional capital in the future, and such capital may not be available when we need it on terms that we find favorable, if at all. We may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations. Prevailing market conditions may not allow for such a fundraising or new investors may not be prepared to purchase our securities at prices that are greater than the purchase price of shares sold in our initial public offering.

        Because of the numerous risks and uncertainties associated with research, development and commercialization of medical devices, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

  •
  the cost of development and growth of our VivaScope business;

  •
  the cost of commercialization activities of our products, and of our future product candidates, including marketing, sales and distribution costs;

  •
  the number and characteristics of any future product candidates we pursue or acquire;

  •
  the scope, progress, results and costs of researching and developing our future product candidates, and conducting clinical trials;

  •
  the timing of, and the costs involved in, obtaining regulatory approvals for our future product candidates;

  •
  the cost of manufacturing our existing VivaScope products and maintaining our telepathology server, as well as such costs associated with any future product candidates we successfully commercialize;

  •
  our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

  •
  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

  •
  the timing, receipt and amount of sales of, or royalties on, our future products, if any.

        In May 2011, the Company's stockholders approved a proposal to amend Lucid's Certificate of Incorporation to: (a) provide for the automatic conversion of series A preferred stock and series B preferred stock immediately prior to the closing of an underwritten public offering; (b) provide that registration rights related to the shares of common stock issuable upon conversion of the series A and series B preferred stock will terminate when such shares can be sold without restriction under the securities laws; and (c) provide for an equitable adjustment to the conversion ratio of series A preferred stock and series B preferred stock in connection with specified recapitalizations of our Company.

        As discussed above, the amendment to the Certificate of Incorporation modified the rights and features of our outstanding preferred stock. We evaluated the facts surrounding the modification and concluded that the modifications constituted a significant change to the rights and features of the preferred stock and followed redemption accounting. Therefore, the transaction was accounted for as if we had issued new preferred shares in exchange for the original preferred shares outstanding at the time of the amendment. The Company removed the carrying value (i.e. liquidation value) of the original preferred shares of approximately $6.3 million and recorded the new preferred shares at fair value of approximately $13.2 million. This resulted in a loss on the deemed redemption of approximately $6.9 million which was recorded as a non-cash charge to equity with no net effects on our total stockholders' equity, or cash flows.

Summary of Cash Flows

	For the Year Ended December 31,
	2011	2010
Operating activities	$(4,500,760)	$(4,014,728)
Investing activities	(123,684)	(15,377)
Financing activities	8,681,510	4,839,849
Net increase in cash and cash equivalents	4,057,066	809,744

        Net cash used in operating activities.    Cash used in operating activities was $4.5 million and $4.0 million for the years ended December 31, 2011 and 2010, respectively. The increase in cash used in operating activities resulted from the increase in net loss of $4.8 million, partially offset by a net increase in non-cash amounts in 2011 of $2.3 million. The change in non-cash amounts included an increase of $2.7 million and $1.2 million for loss on extinguishment of debt and accretion of debt discount, respectively, and a decrease of $2.5 million for the fair value adjustment of warrants. The increase in net loss was also partially offset by increased changes in accounts payable and accrued and other current liabilities of $1.2 million and $0.8 million, respectively.

        Net cash used in investing activities.    Cash used in investing activities was $124,000 and $15,000 for the years ended December 31, 2011 and 2010, respectively, and represents the purchases of fixed assets during these periods.

        Net cash provided by financing activities.    Cash provided by financing activities was $8.7 million and $4.8 million for the years ended December 31, 2011 and 2010. The increase during the year ended December 31, 2011 as compared to the year ended December 31 2010 was a result of the net proceeds from our IPO, the sale of our July 2011 and 2010/2011 Convertible Debt Offerings and cash received from exercises of warrants. The increase in cash provided by these transactions was partially offset by repayments of debt.

        Credit Facilities.    In July 2011, we entered into a Loan and Security Agreement with an institutional lender (the "2011 Credit Facility"), under which we may borrow up to $3.0 million in term loans for general working capital purposes and to refinance our preexisting line of credit. These term loans have an interest rate equal to the greater of (a) 4.00% above the prime rate, or (b) 7.25%, and are due in payments of principal and all accrued interest over thirty-six months. If we prepay any amount outstanding under this facility, we will be charged prepayment fees on a sliding scale: 3% of the aggregate principal amount prepaid, if such prepayment occurs before the first anniversary of the Loan and Security Agreement; 2% of the aggregate principal amount prepaid, if such prepayment occurs after the first anniversary but on or before the second anniversary; and 1% of the aggregate principal amount prepaid, if such prepayment occurs after the second anniversary of the Loan and Security Agreement. Our obligations under this facility are secured by a lien on all of our assets, including our intellectual property assets. We borrowed $3.0 million in July 2011 under this facility. We used a portion of the proceeds to repay our preexisting line of credit in full, and we are using the balance of the proceeds for general working capital purposes. As of December 31, 2011 we had $2.6 million outstanding under this facility.

        Our credit facility imposes significant operating and financial restrictions which limit our ability to, among other things: transfer or sell assets; engage in business activities unrelated to our business; consolidate, merge or sell all or substantially all of our assets; incur additional indebtedness or liens; pay dividends or make other distributions; make investments; enter into transactions with our affiliates or; make any unscheduled payments on our subordinated debt.

        In addition, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We were in compliance with these requirements at December 31, 2011. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet those ratios and tests. A breach of any of these covenants could result in a default. Upon the occurrence of an event of default our lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. As of January 31, 2012, we did not meet a required income condition test and are in default of our obligation under the 2011 Credit Facility. We are currently negotiating a forbearance agreement with our lender.

        Promissory Notes.    As of December 31, 2011 and December 31, 2010, we had $600,000 and $1.2 million, respectively, outstanding under outstanding promissory notes. As of December 31, 2011, two notes that do not accrue interest remained outstanding with a combined principal of $600,000.

        Trade Payables and Receivables.    As of December 31, 2011 and December 31, 2010, we had approximately $410,000 and $809,000, respectively, of accounts payable which were aged over 180 days. Management has reached agreements with many of these vendors to pay overdue amounts over time. Generally, the terms for our trade payables are 30 days from the date of receipt. Certain vendors require partial or full prepayment, especially for parts unique to Lucid orders.

        As of December 31, 2011 and December 31, 2010, we had accounts receivable of approximately $390,000 and $328,000, respectively. We generally request 50% prepayment from all direct sales customers, with the balance due 30 days after shipment, although in certain circumstances we require the full balance prior to shipment. Amounts collected prior to the recognition of revenue are recognized as customer deposits and are included in "accrued expenses and other current liabilities." We characterize our relationships with our distributors as excellent and we generally require full payment within 30 days of shipment to our distributors.

        Warrants.    At December 31, 2011, we had 2,219,546 warrants outstanding at a weighted average exercise price of $5.84. These warrants were issued primarily with historical convertible debt offerings, as well as in the common units sold in our recent initial public offering.

        Reverse Stock Split.    The Board of Directors approved a 2.0 to 1 reverse stock split of our common stock, effective December 6, 2011. All shares, stock options, warrants to purchase common stock and per share information presented in this report, including the consolidated financial statements, have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. We made a cash payment to shareholders for all fractional shares which would otherwise be required to be issued as a result of the stock split. There was no change in the par value of our common stock.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of December 31, 2011 and as of the date of this report.

Recently Issued Accounting Pronouncements

        In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, SEC, Emerging Issues Task Force, American Institute of Certified Public Accountants and other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. Based upon this review, we do not expect any of the recently issued accounting pronouncements to have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition, liquidity and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:

        Fair Value.    Certain elements of our financial statements require us to make estimates regarding the fair market value of our common stock. Our management determines this value from time to time utilizing a variety of factors, including the report of a third party valuation consultant, the general performance of the Nasdaq composite, and our financial results and condition. The Company uses Black-Scholes for financial option modeling. We believe that the results we have calculated using the Black-Scholes option pricing model approximate the results of the Binomial Options Pricing Model and has yielded a reasonable estimate of fair value for all assessed dates. However, it is likely that these results may have been different than our fair market value if our stock had been listed and traded on an exchange.

        Historically, we have used estimates of the fair value of our common stock at various dates for the purpose of:

  •
  Determining the fair value of our common stock on the date of grant of a stock-based compensation award to our employees and non-employees as one of the inputs into determining the grant date fair value of the award.

  •
  Determining the fair value of our common stock on the date of grant of a restricted stock award to determine the amount of compensation expense to be recorded over the requisite service period.

  •
  Determining the fair value of our common stock to be issued at the date of conversion of convertible debt instruments into our common stock.

  •
  Determining the intrinsic value of certain debt features, such as beneficial conversion features, on the date of issuance of convertible instruments.

  •
  Determining the fair value of our common stock at each reporting period as an input into our model to value warrants classified as liabilities.

        Management has estimated the fair value of our common stock during 2010 and 2011 as follows:

Date of Valuation	Estimate of Fair Value	Purpose
April 27, 2010	$6.42	Grants of stock-based awards
May 27, 2010	$6.58	Grants of stock-based awards
November 15, 2010	$7.90	Issuance of common stock related to extinguishment of convertible debt
December 30, 2010	$8.32	Grants of stock-based awards
April 1, 2011	$8.60	Grants of stock-based awards
April 8, 2011	$8.62	Grants of stock-based awards
June 28, 2011	$8.88	Grants of stock-based awards
August 10, 2011	$8.62	Grants of stock-based awards
December 30, 2011	$3.35	Issuance of common stock upon conversions in connection with the IPO

        In order to determine the fair value of our common stock at each measurement date, we relied in part on a valuation report retrospectively prepared by an independent valuation consultant based on data we provided. The valuation report provided us with guidelines in determining the fair value, but the determination was made by our management. We obtained a retrospective valuation by a third-party valuation specialist because, as an emerging company, we have not had the resources at our disposal to gather all of the necessary inputs including information regarding comparable companies.

        Prior to the listing of our common units on the Over the Counter Bulletin Board ("OTCBB") on December 28, 2011, we applied the income approach/discounted cash flow analysis based on our projected cash flow using management's best estimate as of the valuation date. The determination of the fair value of our common stock required complex and subjective judgments to be made regarding our projected financial and operating results, our unique business risks, complex features of our outstanding debt and equity instruments, the liquidity of our shares and our operating history and prospects at the time of valuation.

        In determining the fair value of our common stock we made estimates surrounding our weighted average cost of capital of 21.90% based on a number of inputs, including the risk-free rate, an equity risk premium based on forward looking equity risk premium studies multiplied by a Beta derived from Bloomberg of firms in a comparable line of business, a small stock premium from a Duff &Phelps study that reflects expectations of equity holders, a company-specific risk premium based on revenue projections relative to comparable firms, plus the Company's cost of debt. We used an option-pricing method to allocate enterprise value to preferred and common shares, taking into account the guidance prescribed by the AICPA Audit and Accounting Practice Aid, "Valuation of Privately-Held Company Equity Securities Issued as Compensation." The method treats common stock and preferred stock as call options on the enterprise's value, with exercise prices based on the liquidation preference of the preferred stock. We also used an option-pricing method which involves making estimates of the anticipated timing of a potential liquidity event, such as a sale of our Company or an initial public offering, and estimates of the volatility of our equity securities. The anticipated timing is based on the plans of our Board of Directors and management. Estimating the volatility of the share price of a privately held company is complex because there is no readily available market for the shares. We estimated the volatility of our shares at 70% based on the historical volatilities of comparable public companies engaged in similar lines of business. Had we used different estimates of volatility, the allocations between preferred and ordinary shares may have been different.

        Subsequent to the listing of our common units on the OTCBB on December 28, 2011, we used a binomial lattice model to allocate the fair market value of the common unit between the common stock and common warrant which comprise the unit.

        Stock-Based Compensation.    We measure compensation cost for stock-based compensation at fair value and recognize compensation over the service period for awards expected to vest. The fair value of each restricted stock award is based on management's estimate of the fair value of our common stock on the date of grant and is recognized as compensation expense using straight-line amortization over the requisite service period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model and is recognized as compensation expense using straight-line amortization over the requisite service period.

        Management has estimated the fair value of our stock option awards during 2010 and 2011 as follows:

Date of Valuation	Type of Stock-Based Award Granted	Estimate of Fair Value	Valuation Method
May 27, 2010	Stock option	$4.20	Black-Scholes pricing model
December 30, 2010	Stock option	$5.48	Black-Scholes pricing model
April 1, 2011	Stock option	$4.28	Black-Scholes pricing model
April 8, 2011	Stock option	$4.26	Black-Scholes pricing model
June 28, 2011	Stock option	$4.64	Black-Scholes pricing model
August 10, 2011	Stock option	$5.38	Black-Scholes pricing model

        The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. Key assumptions in the Black-Scholes pricing model include the fair value of common stock, the expected term, expected volatility of the common stock, the risk-free interest rate, and estimated forfeitures. We determined the fair value of our common stock using a variety of factors, including the report of a third party valuation consultant, the general performance of the Nasdaq composite, and our financial results and condition. The expected term is estimated by using the actual contractual term of the awards and the length of time for the recipient to exercise the awards. Management determined that, as a private company, it was not practicable to estimate the volatility of our stock price, based on our low frequency of price observations. Therefore, expected volatilities were based on a volatility factor computed based on the historical equity volatilities of the common stock of public comparable firms. The risk-free interest rate was based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected term of the option. Estimated forfeitures are based on historical data, as well as management's current expectations.

        Warrant Liabilities.    We have issued warrants with complex provisions which require estimates of fair value to appropriately record our potential liabilities. We account for warrants that are indexed to our own stock as a component of equity and record these amounts at estimated fair value computed at the date of grant. Warrants issued that are not indexed to our own stock are treated as a liability and are initially recorded at estimated fair value computed at the date of grant. This liability is adjusted to fair value at each period presented. We also review each warrant with complex provisions for triggering events at each reporting period. For example, during 2010, we reclassified certain warrants from liabilities to stockholders' equity to reflect the recognition of certain provisions which indexed the warrant to our own stock when the warrant had not previously been indexed to our stock. The fair value of warrants is derived using the Black-Scholes pricing model. The Company believes that the Black-Scholes pricing model results in a value that is not materially different from the value determined using a binomial pricing model.

        Income Taxes.    We recognize income taxes under the asset and liability method. As such, deferred taxes are based on temporary differences, if any, between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are determined using the enacted tax rates that are expected to apply when the temporary differences reverse. Income tax expense is based on taxes payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when it is more likely than not that the deferred tax assets will not be realized and the deferred tax assets are reduced to the amount expected to be realized.

        Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%) that the position would be sustained upon examination based solely on the technical merits of the position. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. We recognize accrued interest and penalties, if any, related to income tax liabilities as a component of income tax expense.

        Revenue Recognition.    We recognize revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonable assured. When transactions include multiple deliverables, we apply the accounting guidance for multiple element arrangements to determine if those deliverables constitute separate units of accounting. Revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element. Each element's allocated revenue is recognized when the revenue recognition criteria for that element have been met, although multiple element arrangements have not been material through December 31, 2011. Fair value is generally determined by objective evidence, which is based on the price charged when each element is sold separately. All costs related to product shipment are recognized at time of shipment and included in cost of revenue. We do not provide for rights of return to customers on product sales.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8.    Financial Statements and Supplementary Data

LUCID, INC.

FINANCIAL STATEMENT INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lucid, Inc. and Subsidiary
Rochester, New York

        We have audited the accompanying consolidated balance sheets of Lucid, Inc. and subsidiary (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lucid, Inc. and subsidiary at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, deficit in equity, and projected need to raise additional capital to fund operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Rochester, New York
March 30, 2012

LUCID, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	2011		2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$4,896,141	$839,075
Accounts receivable		389,894	327,751
Inventories		729,875	356,931
Prepaid expenses and other current assets		82,832	175,910

Total current assets		6,098,742	1,699,667

PROPERTY AND EQUIPMENT—Net		115,337	17,379
DEFERRED FINANCING COSTS—Net		62,046	287,191
OTHER ASSETS		13,824	12,199

TOTAL ASSETS		$6,289,949	$2,016,436

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Line-of-credit	$		$2,000,000
Current portion of long-term debt—net		3,291,166	1,049,792
Current portion of long-term debt—related parties, net		40,458
Accounts payable		1,393,763	1,077,402
Accrued expenses and other current liabilities		1,179,056	1,098,469
Current portion of deferred revenue		8,433	351,331

Total current liabilities		5,912,876	5,576,994
LONG-TERM DEBT		353,206	3,003,747
WARRANT LIABILITY		687,580	1,674,170
NOTES PAYABLE—related parties, net			183,146
DEFERRED REVENUE		1,507

TOTAL LIABILITIES		6,955,169	10,438,057
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' DEFICIT:
Preferred Stock—par value $.05 per share; 10,000,000 authorized; Series A—0 and 2,258,745 issued and outstanding on December 31, 2011 and 2010, respectively			112,937
Series B—0 and 637,921 issued and outstanding on December 31, 2011 and 2010, respectively			31,896
Common Stock—par value $.01 per share; 60,000,000 authorized; 7,840,477 and 2,254,120 issued and outstanding on December 31, 2011 and 2010, respectively		78,405	22,541
Additional paid-in capital		35,907,806	19,747,890
Subscription receivable			(739,218)
Accumulated deficit		(36,651,431)	(27,597,667)

TOTAL STOCKHOLDERS' DEFICIT		(665,220)	(8,421,621)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$6,289,949	$2,016,436

See notes to consolidated financial statements.

LUCID, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
REVENUE:
Product sales	$3,228,558	$2,278,468
Non-product revenue	348,327	348,324

Total revenue	3,576,885	2,626,792
OPERATING EXPENSES:
Cost of revenue	1,890,381	1,143,035
General and administrative	5,548,831	3,799,268
Sales and marketing	1,628,047	798,925
Engineering, research and development	1,078,030	685,710

Total operating expenses	10,145,289	6,426,938
OTHER OPERATING INCOME:
Refundable Credit		244,479

Total other operating income		244,479

LOSS FROM OPERATIONS	(6,568,404)	(3,555,667)
OTHER EXPENSE:
Interest expense	(2,273,355)	(594,935)
Loss on extinguishment of debt	(2,749,533)	(75,875)
Fair value adjustment of warrants	2,539,296	(73,049)
Other	(1,768)	(3,391)

NET LOSS	$(9,053,764)	$(4,302,917)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS (Note 11)	$(15,960,330)	$(4,302,917)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(7.37)	$(3.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,164,232	1,335,624

See notes to consolidated financial statements.

LUCID, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Preferred Stock		Preferred Stock
	Common Stock		Class A		Class B
							Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount				Total
BALANCE—January 1, 2010	1,052,579	$10,526	2,258,745	$112,937	637,921	$31,896	$14,004,283		$(23,294,750)	$(9,135,108)
Stock-based compensation							1,410,933			1,410,933
Stock option net exercises	45,738	457					(27,858)			(27,401)
Warrants exercised	456,926	4,569					1,163,605			1,168,174
Shares issued to settle accrued expenses	3,176	32					20,852			20,884
Shares issued for services	6,079	61					39,938			39,999
Reclassification of restricted stock	116,666	1,167					(1,167)
Issuance of restricted stock	75,000	750					(750)
Reclassification of warrants to equity							9,708			9,708
Conversion of debt to common stock	356,514	3,565					2,237,243			2,240,808
Conversion of related party debt to common stock	141,442	1,414					891,103			892,517
Warrant exercise receivable								(739,218)		(739,218)
Net loss									(4,302,917)	(4,302,917)

BALANCE—December 31, 2010	2,254,120	22,541	2,258,745	112,937	637,921	31,896	19,747,890	(739,218)	(27,597,667)	(8,421,621)

Stock-based compensation							2,154,546			2,154,546
Stock option net exercises	2,154	22					(1,400)			(1,378)
Issuance of restricted stock	12,000	120					(120)
Forfeiture of restricted stock	(12,500)	(125)					125
Deemed preferred stock redemption			(2,258,745)	(112,937)	(637,921)	(31,896)	(6,761,733)			(6,906,566)
Deemed preferred stock re-issuance			2,258,745	112,937	637,921	31,896	13,668,299			13,813,132
Loss on re-issuance of preferred stock							(6,906,566)			(6,906,566)
Issuance of warrants							192,274			192,274
Settlement of subscription receivable								739,218		739,218
Reverse stock split	(16)						(143)			(143)
Issuance of common stock upon conversion of debt and accrued interest	2,448,228	24,482					7,795,972			7,820,454
Issuance of common stock upon conversion of debt and accrued interest—related parties	159,687	1,597					533,355			534,952
Issuance of common stock upon conversion of accrued fee	140,490	1,405					469,237			470,642
Capitalization of IPO costs							(930,000)			(930,000)
Issuance of common units	1,388,000	13,880					5,815,720			5,829,600
Conversion of preferred stock to common stock	1,448,314	14,483	(2,258,745)	(112,937)	(637,921)	(31,896)	130,350
Net loss									(9,053,764)	(9,053,764)

BALANCE—Dec. 31, 2011	7,840,477	$78,405					$35,907,806		$(36,651,431)	$(665,220)

See notes to consolidated financial statements.

LUCID, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,053,764)	$(4,302,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312,629	61,378
Stock-based compensation	2,154,546	1,410,933
Stock issued for services		39,999
Warrants issued for services	188,159	70,045
Fair value adjustment of warrants	(2,539,296)	73,049
Loss on extinguishment of debt	2,749,533	75,875
Accretion of debt discount	1,265,996	78,053
Change in:
Accounts receivable	(62,143)	(231,606)
Inventories	(372,944)	(23,915)
Prepaid expenses and other current assets	93,078	(27,677)
Other assets	(1,625)	2,830
Accounts payable	358,620	(797,989)
Accrued expenses and other current liabilities	747,842	(89,954)
Deferred revenue	(341,391)	(352,832)

Net cash used in operating activities	(4,500,760)	(4,014,728)

CASH FLOWS FROM INVESTING ACTIVITIES—Purchases of property and equipment	(123,684)	(15,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line-of-credit		2,000,000
Repayments of line-of-credit	(2,000,000)	(128,733)
Borrowings on notes payable—related parties	300,000	200,000
Borrowings on debt	5,620,000	3,975,000
Repayments of debt	(763,168)	(937,268)
Loan acquisition costs	(252,150)	(272,375)
Issuance of common units	5,829,600
Initial public offering costs	(794,140)
Issuance of common stock	2,150
Proceeds from warrant exercises	739,218	3,225

Net cash provided by financing activities	8,681,510	4,839,849

NET (DECREASE) INCREASE IN CASH	4,057,066	809,744
CASH—Beginning of year	839,075	29,331

CASH—End of year	$4,896,141	$839,075

SUPPLEMENTAL CASH FLOW DATA—Cash paid for interest	$168,615	$487,070

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through note payable		$60,430

Issuance of warrants in connection with debt issuance	$1,390,244	$1,167,224

Issuance of warrants in connection with note payable—related parties	$152,385	$19,722

Issuance of promissory note in exchange for accrued interest	$49,533	$1,075,880

Issuance of promissory note in exchange for accrued consulting fees		$141,000

Issuance of promissory note in exchange for accounts payable	$86,103

Accrued loan acquisition costs	$27,500

Accrued IPO costs	$135,860

Exercise of warrants in connection with repayments of debt, net of subscription receivable		$425,731

Issuance of common stock to settle accounts payable to vendors		$20,884

Issuance of common stock upon conversion of debt and accrued interest	$7,820,454	$2,240,808

Issuance of common stock upon conversion of debt and accrued interest—related parties	$534,952	$892,517

Issuance of common stock upon conversion of accrued fee—related party	$470,642

See notes to consolidated financial statements.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1. NATURE OF OPERATIONS

        Lucid, Inc. (Lucid) and its wholly-owned subsidiary, Lucid International Ltd. (LIL) (collectively, the "Company"), is a medical device company that designs, manufactures and sells non-invasive cellular imaging devices that assist physicians in the early detection of disease. The Company sells its products worldwide and is headquartered in Rochester, New York.

        On December 30, 2011, the Company closed on an initial public offering ("IPO") of its common units. The units, each consisting of one share of common stock and one warrant traded on the OTC Bulletin Board were maintained by the Financial Industry Regulatory Authority under the symbol "LCDCU" from December 28, 2011 to February 24, 2012. Upon a mandatory separation of the units on February 27, 2012, the units ceased trading on the OTC Bulletin Board and the Company's common stock and warrants began trading on the OTC Bulletin Board under the symbols "LCDX" and "LCDXW," respectively.

2. LIQUIDITY AND CAPITAL RESOURCES

        The Company has incurred net losses of approximately $9.1 million and $4.3 million in 2011 and 2010, respectively. In addition, the Company had a deficit in equity of approximately $0.7 million at December 31, 2011. Furthermore, the Company's current forecast for fiscal 2012 projects a net loss of approximately $7.5 million, and projects a need to raise additional capital to fund its operations in 2012 and beyond. Additionally, as of January 31, 2012, the Company did not meet a required income condition test and is in default of its obligation under the 2011 Credit Facility, and this debt has been classified as a current liability on the balance sheet as of December 31, 2011. The Company is currently negotiating a forbearance agreement with the lender. The Company continues to explore strategic alternatives to finance its business plan, including but not limited to, private equity or debt financings or other sources, such as strategic partnerships. The Company is also focusing on increasing sales of its products to generate cash flows to fund its operations.

        There can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of Lucid and LIL. All inter-company accounts and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, inventories, impairment of long-lived assets, accrued expenses, income taxes including the valuation allowance for deferred tax assets, valuation of warrants, and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable,

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the results of which form the basis for making judgments about the carrying values of assets and liabilities.

        Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

        Revenue Recognition—The Company recognizes revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonable assured. When transactions include multiple deliverables, the Company applies the accounting guidance for multiple element arrangements to determine if those deliverables constitute separate units of accounting. Revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element. Each element's allocated revenue is recognized when the revenue recognition criteria for that element have been met, although multiple element arrangements have not been material through December 31, 2011. Fair value is generally determined by objective evidence, which is based on the price charged when each element is sold separately. All costs related to product shipment are recognized at time of shipment and included in cost of revenue. The Company does not provide for rights of return to customers on product sales.

        When product sales do not include installation or training, such as for all distributor sales and many direct sales, revenue is recognized upon shipment. Certain direct sales contracts require installation at the customer's location prior to acceptance. As such, revenue recognition on these contracts is delayed until all aspects of delivery, including installation, are complete. In addition, should the contract include training, revenue recognition is delayed until training is complete.

        Grant revenue is recognized as it is earned, as determined by the terms of the grant, and is presented net of expenses directly related to the project being funded by the grant.

        Maintenance and service support contract revenues are recognized ratably over the term of the service contracts.

        Licensing fees related to the sale of a perpetual license to use certain technology in certain geographic areas are being recognized as earned.

        Product Warranty—Medical devices sold are covered by a warranty, ranging from one year to two years, for which estimated contractual warranty obligations are recorded as an expense at the time of shipment. As of December 31, 2011 and 2010, the Company's reserve for warranty liability was $140,000 and $25,000, respectively.

        Concentrations of Credit Risk—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in demand deposit and money market accounts at financial institutions. The cash balances are insured by the FDIC up to $250,000 per depositor with unlimited insurance for funds in noninterest-bearing transaction accounts through December 31, 2012. At times, the amounts in these accounts may exceed the federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to cash.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company provides credit in the normal course of business to the majority of its customers. Accounts for which no payments have been received for several months are considered delinquent and customary collection efforts are initiated. After all collection efforts are exhausted the account is written-off. Allowance for doubtful accounts is based on estimates of probable losses related to accounts receivable balances. At December 31, 2011 and 2010, management has determined that no allowance is required.

        For the year ended December 31, 2011, the Company had sales of approximately $1.3 million and $0.9 million to two customers, respectively. These two customers accounted for 16% and 47%, respectively, of the Company's accounts receivable balance at December 31, 2011.

        Cash and Cash Equivalents—The Company defines cash and cash equivalents as money market funds and other highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents are subject to credit risk and are primarily maintained in a money market fund.

        Inventories—Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) method, or market. Excess, obsolete or expired inventory are adjusted to net realizable value, based primarily on how long the inventory has been held as well as the Company's estimate of forecasted net sales of that product. A significant change in the timing or level of demand for our products may result in recording additional adjustments to the net realizable value of excess, obsolete or expired inventory in the future. Adjustments to inventory have not been material as of December 31, 2011 and 2010.

        Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Computer hardware and software	2 - 3 years
Furniture and fixtures	5 years
Machinery and equipment	2 - 5 years
Office equipment	5 years
Vehicles	5 years

        Repairs and maintenance are expensed as incurred.

        Impairment of Long-Lived Assets—The Company assesses the impairment of definite lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that are considered in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets.

        Recoverability potential is measured by comparing the carrying amount of the asset group to the asset group's related total future undiscounted cash flows. If an asset group's carrying value is not recoverable through its related cash flows, the asset group is considered to be impaired. Impairment is measured by comparing the asset group's carrying amount to its fair value.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company recognized no impairment expenses in 2011 or 2010.

        Deferred Financing Costs, Net—Deferred financing costs, net, represent amounts incurred in connection with the Company's 2010/2011 Convertible Debt Offering and the 2009 Convertible Debt Offering. These costs are amortized over the period from the date of issuance to the contractual maturity date or conversion date if earlier. The Company expensed deferred fees of approximately $287,000 and $47,000 for the years ended December 31, 2011 and December 31, 2010, respectively, which are included in depreciation and amortization in the consolidated statement of cash flows, and as interest expense within the consolidated statement of operations. In December 2011, the Company recorded $218,000 of deferred financing costs, net to loss on extinguishment of debt. These costs related to debt that converted to equity upon completion of the initial public offering.

        Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the assets or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

          Level 1— Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

          Level 2— Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

          Level 3— Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

        The availability of observable inputs can vary and is affected by a wide variety of factors, including, the type of asset/liability, whether the asset/liability is established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In such cases, for disclosure purposes the appropriate level in the fair value hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

        Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date.

        The Company's cash equivalents are classified as Level I because they are valued using quoted market prices.

        The Company considers warrants that are not indexed to the Company's own stock to be classified as Level 3. The following table presents the change in Level 3 liabilities:

	2011	2010
Balance at January 1	$1,674,170	$368,034
Warrants issued	1,552,706	1,242,795
Reclassification to equity		(9,708)
Fair value adjustment	(2,539,296)	73,049

Balance at December 31	$687,580	$1,674,170

        The fair value of these warrants is derived using the Black-Scholes pricing model using the same assumptions and methodology utilized in the valuation of common stock option described below. (See Note 13 related to assumptions used to value warrants.)

        The Company's financial instruments consist principally of accounts receivable, accounts payable and debt. The Company considers these to be classified as Level 1 and believes the recorded values for accounts receivable and accounts payable approximate current values as of December 31, 2011 because of their nature and respective durations. Management estimates the carrying value of its debt instruments approximates fair value as of December 31, 2011. This estimate is based on acceptable valuation methodologies which use market data of similarly sized and situated debt issuers.

        Engineering, Research and Development Costs—Engineering, research and development costs are expensed as incurred.

        Stock-Based Compensation Plans—The Company measures compensation cost for stock awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The determination of fair value using the Black- Scholes model requires a number of complex and subjective variables. Key assumptions in the Black-Scholes pricing model include the value of the common stock, the expected term, expected volatility of the common stock, the risk-free interest rate, and estimated forfeitures. The Company determined the fair value of its common stock using a variety of factors, including the report of a third party valuation consultant, the general performance of the Nasdaq composite, and the Company's financial results and condition. The expected term is estimated

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

by using the actual contractual term of the awards and the length of time for the employees to exercise the awards. Management determined that, as a private company, it was not practicable to estimate the volatility of our stock price, based on our low frequency of price observations. Therefore, expected volatilities were based on a volatility factor computed based upon an external peer group analysis of public companies. The analysis provided historical volatilities of the public company comparables and developed an estimate of expected volatility for the Company. The risk-free interest rate was based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected term of the option. Estimated forfeitures are based on historical data, as well as management's current expectations.

        Warrants—The Company accounts for warrants issued that are indexed to the Company's own stock as a component of equity and records the warrants at estimated fair value computed at the date of grant. Warrants issued that are not indexed to the Company's own stock are treated as a liability and are initially recorded at estimated fair value computed at the date of grant. This liability is adjusted to fair value at each period presented. The fair value of warrants is derived using the Black-Scholes pricing model. The Company believes that the Black-Scholes pricing model results in a value that is not materially different from the value determined using a binomial pricing model.

        Convertible Debt—The Company has historically had certain debt instruments that contain a conversion feature. When the debt agreement allows for conversion at a stated price that is lower than the fair value of the underlying common stock at the date the agreement is consummated, the difference between the common stock price and the conversion price multiplied by the number of convertible shares is recorded as a discount on the debt. When the debt agreement allows for conversion at a value that is contingent upon the occurrence of future events, the difference between the common stock price and the conversion price multiplied by the number of convertible shares is recorded as a discount on the debt at the time the contingency no longer exists.

        The Company also examines each of the conversion features as a potential embedded derivative. The Company has determined that none of the conversion features represent embedded derivatives. The Company continues this assessment at each reporting period.

        Certain of the Company's convertible debt have been issued with detachable warrants. In these instances, the value of the warrants is recorded as a debt discount, which is accreted to interest expense over the life of the debt.

        Refundable Credit—The Company received a refundable credit under the Qualified Therapeutic Discovery Project (QTDP) created by the Patient Protection and Affordable Care Act (enacted on March 23, 2010) and established under Section 48D of the Internal Revenue Code. The Company elected to receive a cash payment in lieu of an investment tax credit and recognized other operating income of $244,479 for the year ended December 31, 2010 within the consolidated statement of operations.

        Income Taxes—Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due and deferred taxes related primarily to differences between the financial statement and tax basis of assets and liabilities and operating loss and tax credit carryforwards measured by the enacted tax rates that are anticipated to be in effect in

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the respective jurisdiction when those differences reverse. The deferred tax provision generally represents the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts that more likely than not will be realized.

        Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%) that the position would be sustained upon examination based solely on the technical merits of the position. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes accrued interest and penalties related to income tax liabilities as a component of income tax expense.

        Net Loss Per Common Share—Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of dilutive common shares outstanding during the period. Dilutive common shares outstanding are calculated by adding to the weighted average number of common shares outstanding any potential (unissued) shares of common stock assuming conversion, exercise or issuance from the Company's outstanding convertible preferred stock, convertible debt, warrants, stock options and restricted stock. Since the Company reported a net loss attributable to common stockholders in the years ended December 31, 2011 and 2010, all potential common stock are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per common share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per common share results in the same value. The Company's preferred stockholders and nonvested restricted stockholders have the right to participate with common stockholders in dividends and unallocated earnings. Net losses are not allocated to the preferred and nonvested restricted stockholders. Therefore, when applicable, basic and diluted earnings per share are computed using the two-class method, under which the Company's undistributed earnings are allocated to the common, nonvested restricted and preferred stockholders.

        Recently Issued Accounting Pronouncements—In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants and other authoritative accounting bodies to determine the potential impact they may have on the Company's Consolidated Financial Statements. Based upon this review, Management does not expect any of the recently issued accounting pronouncements to have a material impact on the Company's consolidated financial statements.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

4. INVENTORIES

        The components of inventories are as follows at December 31:

	2011	2010
Raw materials	$446,053	$230,658
Finished goods	100,566	85,131
Offsite demo equipment	183,256	41,142

	$729,875	$356,931

        Offsite demo equipment represents the cost of products physically located at customer locations, during an orientation period for which the Company retains title. As such, no depreciation expense has been recorded on these units.

5. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at December 31:

	2011	2010
Computer hardware and software	$120,835	$106,378
Furniture and fixtures	24,484	4,000
Machinery and equipment	497,983	412,367
Office equipment	3,869	742
Vehicle	18,680	18,680

	665,851	542,167
Less accumulated depreciation and amortization	(550,514)	(524,788)

	$115,337	$17,379

        Depreciation expense totaled approximately $26,000 and $14,000 for the years ended December 31, 2011 and 2010, respectively.

6. LINE OF CREDIT

        In July 2010, the Company entered into a bank line-of-credit agreement under which the Company borrowed $2,000,000 which was paid down with the proceeds of the 2011 Credit Facility in July 2011. See Note 9—2011 Credit Facility.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consisted of the following at December 31:

	2011	2010
Accrued interest	$103,917	$405,401
Customer deposits	181,423	168,346
Accrued compensation and benefits	296,425	180,246
Accrued professional fees	92,160	101,109
Other accrued expenses	505,131	243,367

	$1,179,056	$1,098,469

        Customer deposits represent advances paid to the Company by customers for the purchase of equipment.

8. NOTE PAYABLE—RELATED PARTIES

        At December 31, 2010, $140,457 remained outstanding under a promissory note agreement with the Company's chief science officer which bore interest at 6%. In March 2011, approximately $40,000 of the face value of the note was converted into a new promissory note which bore interest at 6% and matured on January 1, 2012 and was repaid at that time. The remaining principal of $100,000 was exchanged for a note which bore interest at 8% and was converted into common stock on December 30, 2011 at the closing of the Company's IPO. In connection with the conversion, the Company recognized a loss on extinguishment of approximately $39,000. In connection with the issuance of the note, the Company granted 8,333 warrants to purchase shares of the Company's common stock at a price of $8.22 per share which expire in November 2015.

        During 2009 and 2010, the Company issued $850,000 in convertible subordinated promissory notes which bore interest at 12% to the Chairman of the Company's board of directors. In November 2010, the face value of $800,000 of these notes, together with accrued interest, was converted into common shares of the Company. In connection with the extinguishment of one of the notes payable, the Company recognized a loss on extinguishment of debt of $24,063 within the consolidated statement of operations and reclassified the other notes to equity with no impact on the consolidated statement of operations. The remaining face value of $50,000 in notes, together with accrued interest was exchanged in November 2010 for a note which bore interest at 8%. In July 2011, the Company issued an additional $300,000 in notes to the Chairman and his spouse which bore interest at 8%. At the closing of the Company's IPO, the balance of the notes held by the Chairman of approximately $351,000 was converted into common stock, and the Company recognized a loss on extinguishment of approximately $138,000. No amounts remained outstanding under notes issued to the Chairman or his spouse at December 31, 2011.

        In connection with the notes issued in 2010 and 2011 to the Chairman and his spouse, the Company issued 4,276 and 25,000 warrants to purchases shares of the Company's common stock at a price of $8.22 and $9.22 per share, respectively. These warrants expire on November 15, 2012. The Company allocated the debt proceeds between the debt and warrants based on the fair value of each warrant, resulting in a debt discount which was amortized to interest expense when the notes were outstanding and contributed to the loss on extinguishment at IPO.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

8. NOTE PAYABLE—RELATED PARTIES (Continued)

        In connection with one of the notes issued in 2009 to the Chairman, the Company issued 1,190 warrants at $6.30 per common share. The warrants are not separately transferable and expired unexercised on January 1, 2012. The Company allocated the debt proceeds between the debt and warrants based on the fair value of warrants, resulting in a debt discount of approximately $3,000 which was amortized over the life of the notes to interest expense within the consolidated statement of operations.

9. DEBT

        Long-term debt consisted of the following at December 31:

	2011		2010
2009 Convertible Debt Offering	$		$900,000
2011 Credit Facility		2,583,333
2010/2011 Convertible Debt Offering		600,000	3,037,152
Promissory Notes Payable		600,309	1,162,800
Note payable in monthly installments of $5,531, including interest through August 2011			37,991
Note payable in monthly installments of $707, including interest through June 2012. This note is collateralized by software licenses.		3,290	10,577
Note payable in monthly installments of $677, including interest through March 2011			2,666

		3,786,932	5,151,186
Less debt discount		(142,560)	(1,097,647)

		3,644,372	4,053,539
Current portion of long-term debt		(3,291,166)	(1,049,792)

Long-term debt—net of discount and current portion		$353,206	$3,003,747

        2011 Credit Facility—In July 2011, the Company entered into a Loan and Security Agreement with an institutional lender (the "2011 Credit Facility"), under which the Company may borrow up to $3.0 million in term loans for general working capital purposes and to refinance the Company's preexisting line of credit. These term loans have an interest rate equal to the greater of (a) 4.00% above the prime rate, or (b) 7.25%, and are due in monthly payments of principal and accrued interest over thirty-six months. The 2011 Credit Facility provides that if the Company prepays any amount outstanding under this facility, the Company will be charged prepayment fees on a sliding scale: 3% of the aggregate principal amount prepaid, if such prepayment occurs before the first anniversary of the Loan and Security Agreement; 2% of the aggregate principal amount prepaid, if such prepayment occurs after the first anniversary but on or before the second anniversary; and 1% of the aggregate principal amount prepaid, if such prepayment occurs after the second anniversary of the Loan and Security Agreement. Obligations under this facility are secured by (i) a lien on all Company assets, including intellectual property assets, (ii) the personal guarantees of Messrs. Eastman and Shea, and (iii) cash collateral, in the amount of $500,000, which has been pledged by a related party. In

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

9. DEBT (Continued)

consideration for the pledge of cash collateral, the related party is entitled to fees at an annual rate of 10%. These fees accrue on a quarterly basis, and became payable upon the close of the IPO. If a "Release Event," as defined in the Loan and Security Agreement, occurs, the lender will release (i) that portion of the blanket lien which pertains to intellectual property assets, (ii) the personal guarantees of Messrs. Eastman and Shea, and (iii) the cash collateral pledged by the related party.

        In connection with this financing, the Company issued to its lender a warrant to purchase up to 9,762 shares of the Company's common stock at a price of $9.22 per share. The Company allocated the debt proceeds between the debt and warrants based on the fair value of each warrant, resulting in a debt discount of approximately $50,000, which is being amortized over the terms of the credit facility to interest expense within the consolidated statement of operations.

        The 2011 Credit Facility imposes significant operating and financial restrictions which limit the Company's ability to, among other things: transfer or sell assets; engage in business activities unrelated to the business; consolidate, merge or sell all or substantially all assets; incur additional indebtedness or liens; pay dividends or make other distributions; make investments; enter into transactions with affiliates; or make any unscheduled payments on subordinated debt.

        In addition, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests. A breach of any of these covenants could result in a default. Upon the occurrence of an event of default the Company's lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. As of January 31, 2012, the Company did not meet a required income condition test and is in default of its obligation under the 2011 Credit Facility. As such, the Company has reclassified the associated principal and debt discount to current portion of long-term debt. The Company is currently negotiating a forbearance agreement with the lender.

        Convertible Subordinated Promissory Notes ("2009 Convertible Debt Offering")—At December 31, 2011 and 2010, $0 and $900,000 remained outstanding under the 2009 Convertible Debt Offering at an interest rate of 12%. On December 30, 2011, the Company issued 379,406 shares of common stock related to the conversion of the holders' principal and interest. Subsequently, in February 2012, the Company issued an additional 82,647 in full satisfaction of the obligation, resulting in a loss of approximately $277,000.

        In November 2010, holders representing principal amounts of $2.0 million converted their subordinated notes and associated accrued interest into the Company's common stock at a conversion price of $6.14 per share. For certain of the converted notes, the Company recognized a loss on extinguishment of debt of approximately $26,000 within the consolidated statement of operations and reclassified the other notes to equity with no impact on the consolidated statement of operations. One of the remaining notes matured on January 1, 2011 and the Company did not make the required payments. The holder exchanged the amounts due under the 2009 Convertible Debt Offering for the 2010/2011 Convertible Debt Offering notes discussed below.

        Convertible Promissory Notes ("2010/2011 Convertible Debt Offering")—The Company issued convertible promissory notes to new investors during November 2010 totaling $2,075,000 and in January 2011 totaling $1,750,000. In addition, holders of other Company debt exchanged their

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

9. DEBT (Continued)

convertible debentures plus accrued interest, totaling $1.8 million for 2010/2011 Convertible Debt Offering notes. The notes bore interest at 8% and converted into common stock on December 30, 2011 at the closing of the Company's IPO. In connection with the conversions, the Company recognized a loss on extinguishment of $1.9 million. Three holders totaling $600,000 in principal waived their registration rights under the agreement and were paid an amount equal to the value of the common stock that would have been issued to them had their principal and accrued interest converted into common stock according to the terms of the agreement.

        The Company issued 448,894 warrants to the holders of 2010/2011 Convertible Debt Offering at a price of $8.22 per share. These warrants expire on November 15, 2015. The Company allocated the debt proceeds between the debt and warrants based on the relative fair value of each financial instrument, resulting in a debt discount of $2.2 million which was amortized to interest expense while the notes were outstanding and contributed to the loss on extinguishment at IPO.

        Convertible Promissory Notes ("July 2011 Convertible Debt Offering")—The Company issued convertible promissory notes totaling $870,000 in July 2011. The notes bore interest at 8% and converted into common stock on December 30, 2011 at the closing of the Company's IPO. In connection with the conversions, the Company recognized a loss on extinguishment of approximately $341,000.

        The Company issued 72,500 warrants to the holders of the July 2011 Convertible Debt Offering at a price of $9.22 per share. These warrants expire on November 15, 2015. The Company allocated the debt proceeds between the debt and warrants based on the relative fair value of each financial instrument, resulting in a debt discount of approximately $320,000 which was amortized to interest expense while the notes were outstanding and contributed to the loss on extinguishment at IPO.

        Promissory Notes—As of December 31, 2011 and December 31, 2010, we had $600,000 and $1.2 million, respectively, outstanding under outstanding promissory notes. As of December 31, 2011, two notes that do not accrue interest remained outstanding with a combined principal of $600,000.

        Future Principal Payments—Future scheduled payments on long-term debt are as follows at December 31, 2011:

2012	$3,433,726
2013	200,103
2014	153,103

$3,786,932

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

10. INCOME TAXES

        Because the Company has incurred net losses, and has provided a full valuation allowance against deferred tax assets, its tax provision is zero for the years ended December 31, 2011 and 2010.

        The differences between income taxes computed using the statutory U.S. federal income tax rate and the provision (benefit) for income taxes were as follows:

	2011		2010
Pre-tax net loss		$(9,053,764)		$(4,302,917)

Amount computed using the Statutory U.S. federal rate		$(3,078,280)		$(1,462,991)
Increase (reduction) in taxes resulting from valuation allowance		1,788,545		1,147,226
Loss on extinguishment of debt		934,842		25,798
Fair value adjustment of warrants		(863,361)		24,836
Interest on debt treated as equity		614,065		170,973
Stock-based compensation—ISO		180,025		192,460
Stock offering costs		316,478
Other		107,686		(98,302)

Provision (benefit) for income taxes	$		$

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011		2010
Current deferred tax asset:
License fee	$			$118,431
Deferred revenue		3,069		1,021
Prepaid fees		113,341		65,041
Warranty reserve		47,600		8,500
Other		52,681		24,401

		216,691		217,394
Valuation allowance		(216,691)		(217,394)

Net current deferred tax asset	$		$

Noncurrent deferred tax asset:
Stock based compensation		1,207,010		698,477
Net operating loss		6,086,051		4,834,324
Other		(2,309)		3,140

		7,290,752		5,535,941
Valuation allowance		(7,290,752)		(5,535,941)

Net noncurrent deferred tax asset	$		$

Total	$		$

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

10. INCOME TAXES (Continued)

        The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred income tax assets and liabilities, estimates of projected future taxable income and tax planning strategies.

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company's historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2011 and 2010.

        As a result of certain realization requirements of Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, the Company's deferred tax assets at December 31, 2011 do not include approximately $316,000 of excess tax benefits from the exercise of nonqualified options that are a component of the Company's NOL carryovers. Equity will be increased by approximately $122,000 if and when such deferred tax assets are ultimately realized for federal income tax purposes. The Company uses ordering pursuant to ASC Topic 740, Income Taxes , for purposes of determining when excess tax benefits have been realized.

        The Company has federal and state net operating loss carryforwards of approximately $17.9 million to offset future taxable income which expire between 2012 and 2031. The Company has undergone several equity transactions which may have resulted in an ownership change or changes as defined by Internal Revenue Code Sec. 382. If an ownership change occurred, the use of the Company's net operating losses (NOLs) may be limited. Because of the Company's current tax loss position, the Company's NOLs are not being utilized at this time. The Company will determine whether or not an ownership change has occurred under IRC Sec. 382 before utilizing its NOLs in the future. Also, any future equity raise by the Company may result in an ownership change which would also need to be analyzed under IRC Sec. 382.

        The Company did not record interest and penalties related to unrecognized tax benefits in 2011 or 2010.

        The following table sets forth a rollforward of the Company's total uncertain tax positions:

	Years Ended December 31,
	2011	2010
Balance at January 1	$406,545	$406,545
Additions based on tax positions related to the current year
Additions for tax positions of prior years

	$406,545	$406,545

        The Company does not anticipate significant increases or decreases in its uncertain tax positions within the next twelve months.

        The Company files a U.S. federal income tax return for which the statute of limitations remains open for the 2007 tax year and beyond. U.S. state jurisdictions have statutes of limitations ranging from 3 to 6 years. Currently, we do not have any returns under examination.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

11. NET LOSS PER COMMON SHARE DATA

        The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share, as well as a reconciliation of the numerator and denominator used in the computation:

	Year Ended December 31,
	2011	2010
Net loss	$(9,053,764)	$(4,302,917)

Deemed preferred stock redemption	(6,906,566)

Net loss attributable to common stockholders	$(15,960,330)	$(4,302,917)

Denominator:
Weighted-average common shares outstanding	2,164,232	1,335,624

Basic and diluted net loss per common share	$(7.37)	$(3.22)

        The weighted-average common shares outstanding above includes 100,000 shares underlying exercisable options nominally priced at $0.02 per share.

        The following equivalent shares were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive:

	Year Ended December 31,
	2011	2010
Options to purchase common stock	2,101,774	1,945,524
Warrants	2,219,546	420,064
Restricted stock	191,166	191,666
Convertible notes (as converted basis)		5,621
Convertible preferred stock (as converted basis)		1,448,333

12. COMMITMENTS AND CONTINGENCIES

        The Company leases its operating facility through February 2018. Rent expense was approximately $150,303 and $155,362 for the years ended December 31, 2011 and 2010, respectively, under the terms of this and previous lease agreements.

        Minimum future lease payments are as follows at December 31, 2011:

2012	$228,313
2013	185,067
2014	192,217
2015	195,969
2016	199,795
Thereafter	219,390

$1,220,751

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13. EQUITY

        Preferred and Common Shares—In June 2010, the Company amended its Certificate of Incorporation to increase the number of shares of common stock that the Company has authority to issue from 12,000,000 shares to 60,000,000 shares and to increase the number of shares of series preferred stock that the Company has authority to issue from 6,000,000 shares to 10,000,000 shares. On December 30, 2011, concurrent with the closing of the Company's IPO, all of the outstanding preferred stock converted into common stock. As of December 31, 2011 and 2010, 7,840,477 and 2,254,120 shares of common stock, 0 and 2,258,745 shares of series A preferred stock and 0 and 637,921 shares of series B preferred stock were issued and outstanding, respectively.

        In addition, the amended Certificate of Incorporation provides for the issue of up to 70,000,000 shares, consisting of 60,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of series preferred stock, par value $0.05 per share. All shares of the Company's common stock are equal in rank and have the same voting, dividend and liquidation rights. No shares have preemptive rights.

        In May 2011, the Company's stockholders approved a proposal to amend Lucid's Certificate of Incorporation to: (a) provide for the automatic conversion of Series A Preferred Stock and Series B Preferred Stock immediately prior to the closing of an underwritten public offering; (b) provide that registration rights related to the shares of Common Stock issuable upon conversion of the Series A and Series B Preferred Stock will terminate when such shares can be sold without restriction under the securities laws; and (c) provide for an equitable adjustment to the conversion ratio of Series A Preferred Stock and Series B Preferred Stock in connection with specified recapitalizations of the Company.

        As discussed above, the amendment to the Certificate of Incorporation modified the rights and features of the Company's outstanding preferred stock. The Company evaluated the facts surrounding the modification and concluded that the modifications constituted a significant change to the rights and features of the preferred stock and followed redemption accounting. Therefore, the transaction was accounted for as if the Company had issued new preferred shares in exchange for the original preferred shares outstanding at the time of the amendment. The Company removed the carrying value (i.e., liquidation value) of the original preferred shares at fair value of approximately $13.2 million. This resulted in a loss on the deemed redemption of approximately $6.9 million recorded as a non-cash charge to equity with no net effects on the Company's balance sheet, stockholder's deficit, or cash flows.

        Stock-Based Awards—In June of 2010, the Company's stockholders approved a Stock Option Plan (the 2010 Plan), pursuant to which options including incentive and nonqualified options for its common stock and shares of restricted stock may be granted to employees, directors and consultants of the Company. The 2010 Plan also allows for stock awards to be granted a right to receive shares of stock in the future. The Company reserved 2,000,000 common shares for the 2010 Plan and at December 31, 2011, there were 1,295,500 shares reserved for future grants. As of December 31, 2011, there were options for the purchase of up to 667,500 shares and 37,000 shares of restricted stock outstanding under the 2010 Plan. Under the terms of the awards, equity grants for employees generally vest based on three years of continuous service and equity grants for directors and consultants vest over their respective remaining term as of the date of grant. Restricted stock grants generally cliff vest after three years and stock-based awards generally have 10-year contractual terms. The Company does not

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13. EQUITY (Continued)

capitalize any expense related to the stock option awards. The Company also has options and restricted stock outstanding under a Stock Option Plan approved by stockholders during 2007 (the 2007 Plan) and options to purchase common shares outstanding under a Stock Option Plan approved by stockholders during 2000 (the 2000 Plan). Under the terms of the awards under these two plans, equity grants for employees generally vest based on three years of continuous service and equity grants for directors and consultants vest over their respective remaining term as of the date of grant. As of December 31, 2011, options to purchase common shares of 1,000,000 and 434,274 were outstanding under the 2007 Plan and the 2000 Plan, respectively, with an additional 212,500 shares of restricted stock outstanding under the 2007 Plan. As of December 31, 2011, no shares were reserved for future grants under the 2007 Plan or the 2000 Plan. In addition, the Company authorized 100,000 options outside of a stock option plan. These options are fully vested, exercisable at $0.02 per share, and expire on August 14, 2012.

        The Company recognizes the expense related to stock option awards on a straight-line basis over the service period.

        Stock-based compensation expense recognized in the statement of operations is as follows:

	Year Ended December 31,
	2011	2010
Cost of revenue	$12,186	$6,007
General and administrative	1,479,356	1,201,142
Sales and marketing	368,904	81,639
Engineering, research and development	294,100	122,145

	$2,154,546	$1,410,933

        A summary of option activity under the Plan and changes during the periods ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,045,524	$5.52
Granted	185,000	8.72
Exercised	(4,250)	4.04
Forfeited or expired	(24,500)	5.93

Outstanding at December 31, 2011	2,201,774	5.78	6.9 years	$621,480

Vested or expected to vest at December 31, 2011	2,157,739	5.78	6.9 years	609,050

Exercisable at December 31, 2011	1,253,441	4.47	5.5 years	621,480

        The total intrinsic value of stock options exercised during the year ended December 31, 2011 and 2010 was approximately $18,000 and $379,000, respectively. These stock options exercised were "net

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13. EQUITY (Continued)

exercises," pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on date of exercise less exercise price) reduced by any applicable withholding taxes.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.02 - 0.30	191,100	0.6 years	$0.15	191,100	0.6 years	$0.15
0.84 - 2.5	12,500	1.6 years	2.50	12,500	1.6 years	2.50
4.00 - 4.30	668,174	5.0 years	4.15	668,174	5.0 years	4.15
6.58	712,500	8.5 years	6.58	237,500	8.5 years	6.58
8.32	432,500	9.1 years	8.32	144,167	9.1 years	8.32
8.60 - 8.88	185,000	9.5 years	8.72

	2,201,774			1,253,441

        The Company determines the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value using the Black-Scholes option pricing model requires a number of complex and subjective variables. Key assumptions in the Black-Scholes option pricing model include the value of the common stock, the expected term, expected volatility of the stock, the risk-free interest rate, and estimated forfeitures. The Company determined the fair value of its common stock after considering valuations prepared for the Company's management by an independent valuation specialist. The expected term is estimated by using the actual contractual term of the awards and the length of time for the employees to exercise the awards. Management determined that, as a private company, it was not practicable to estimate the volatility of our stock price, based on our low frequency of price observations. Therefore, expected volatilities were based on a volatility factor computed based upon an external peer group analysis of public companies. The analysis provided historical volatilities of the public company comparables and developed an estimate of expected volatility for the Company. The risk-free interest rate was based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected term of the option. Estimated forfeitures are based on historical data, as well as management's current expectations. The expected dividend yield is 0% for all periods presented, based upon the Company's historical practice of not paying cash dividends on its common stock.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13. EQUITY (Continued)

        The weighted-average grant date fair value of options granted during the year ended December 31, 2011 and 2010 was $5.67 and $4.68, respectively. The following assumptions were used to estimate the grant date fair value of options granted using the Black-Scholes option pricing model.

	2011	2010
Risk free interest rate	1.23% - 2.82%	2.6%
Expected dividend yield	0%	0%
Expected term (in years)	6.0 - 6.5	6.5
Expected volatility	70%	70%
Pre-vesting forfeiture rate	2%	2%

        As of December 31, 2011 there was $3.8 million of total unrecognized compensation cost related to stock option arrangements granted under the Plan. As of December 31, 2011, the unrecognized cost is expected to be recognized over a weighted average period of 1.9 years.

        The Company determines fair value of its restricted stock based on the common stock value on the date of grant. The following table summarizes the Company's restricted stock activity:

	Number of Shares	Weighted-Average Fair Value
Nonvested at January 1, 2010	154,166	$7.96
Granted	37,500	$7.68
Vested
Forfeited

Nonvested at December 31, 2010	191,666	$8.02
Granted	12,000	$8.60
Vested
Forfeited	(12,500)	$6.42

Nonvested at December 31, 2011	191,166	$8.16

        The total intrinsic value of nonvested restricted stock as of December 31, 2011 and 2010 was approximately $640,000 and $2.1 million, respectively. At December 31, 2011 there was approximately $323,000 of total unrecognized compensation cost related to restricted stock granted under the Plan. As of December 31, 2011, the unrecognized cost is expected to be recognized over a weighted average period of 1.8 years.

        Stock Warrants—Under the terms of various agreements, the Company has issued warrants for the purchase of common and preferred shares. Warrants are exercisable at the grant date and generally expire 2 to 10 years from the date of the grant.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13. EQUITY (Continued)

        Changes in the status of outstanding warrants are summarized as follows:

	Common Shares	Common Shares Weighted- Average Exercise Price	Preferred Shares	Preferred Shares Weighted- Average Exercise Price
Outstanding at January 1, 2010	564,862	$2.92	100,000	$2.00
Issued	279,129	$8.26
Exercised	(456,926)	$2.56
Expired	(17,000)	$5.32

Outstanding at December 31, 2010	370,064	$7.16	100,000	$2.00

Outstanding at January 1, 2011	370,064	$7.16	100,000	$2.00
Issued	1,825,762	$5.66
Exercised
Expired	(4,524)	$6.30
Reclassification of preferred warrant	50,000	$4.00	(100,000)	$2.00
Other	(21,756)	$8.26

Outstanding at December 31, 2011	2,219,546	$5.84

        At the measurement date, the Company estimated the fair value of each warrant using the Black-Scholes option pricing model. The following assumptions were used:

	2011	2010
Risk free interest rate	0.01% - 0.60%	0.27% - 2.55%
Expected dividend yield	0%	0%
Expected term (in years)	0.0 - 4.0	1.0 - 5.0
Expected volatility	70%	70%

14. NON-PRODUCT REVENUE

        The Company entered into distribution and supply agreements with a European distributor in 2006, under which the Company granted an exclusive, irrevocable, fully paid up and royalty-free license to use the Company's dermatologic imaging systems and software, including telemedic software used in the dermatologic and other medical fields, in defined geographic areas for a fee of $1,750,000. A supply agreement with a five year term was entered into at the same time as the license agreement. As such, the license amount was recognized on a straight-line basis over a period of five years. At December 31, 2011, no amounts remained on the Company's consolidated balance sheet.

15. RETIREMENT PLAN

        The Company sponsors a defined contribution plan. All contributions are at the discretion of the Company. No Company contributions were made during the years ended 2011 and 2010.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

16. SEGMENT INFORMATION

        The Company operates in one reportable segment—the research, development and sale of medical devices to diagnose skin cancer. The Company's chief operating decision maker reviews financial information for the Company as a whole for purposes of allocating resources and evaluating financial performance. Substantially all long-lived assets of the Company are in the United States. Sales for each significant geographical area are as follows:

	Year Ended December 31,
	2011		2010
	Product Sales	Percent	Product Sales	Percent
	(in millions)		(in millions)
North America	$0.6	16%	$0.2	12%
Europe	1.3	41%	1.3	56%
Asia	1.0	32%	0.4	17%
Latin America	0.2	7%	0.1	3%
Australia	0.1	4%	0.3	12%

Total	$3.2	100%	$2.3	100%

17. RELATED PARTIES

        Notes payable due to related parties are discussed in Note 8 and fee entitlements due to an affiliate in relation to the 2011 Credit Facility is discussed under "2011 Credit Facility" in Note 9.

        A member of the Board of Directors through his business provided legal/consulting services to the Company in the amount of approximately $136,000 and $140,000 for the years ended December 31, 2011 and 2010, respectively. A member of the Board of Directors through her business provided consulting/outsourced services to the Company in the amount of approximately $66,000 and $193,000 for the years ended December 31, 2011 and 2010, respectively.

        At December 31, 2011, the Company had a total of approximately $46,000 and $22,000, and at December 31, 2010 a total of approximately$191,000 and $208,000, included in accounts payable and accrued expenses, respectively, due to related parties.

18. SUBSEQUENT EVENTS

        In January 2012, the Company implemented a restructuring plan resulting in a reduction in force. This reduction in force resulted in the immediate termination of 5 employees, or 14% of the Company's headcount. The employees affected worked in manufacturing, marketing and administration. The Company took these steps to streamline the Company's infrastructure and lower overall operating expenses. The Company expects the total cost of this plan to approximate $50,000 which will be recognized in the first quarter of 2012 and will be paid by the end of the second quarter.

        In January 2012, the Company and an officer of the Company mutually agreed to terminate their employment relationship. Pursuant to the terms of a separation agreement, the officer will receive a cash payment of $253,000 in installments payable over a three-year period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not Applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of December 31, 2011 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected

Changes in Internal Control Over Financial Reporting

        As required by Rule 13a-15(f) of the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the last fiscal quarter materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information.

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2011 (the "Proxy Statement").

Item 11.    Executive Compensation.

        The information required by this Item is incorporated by reference from the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is incorporated by reference from the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item is incorporated by reference from the Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item is incorporated by reference from the Proxy Statement.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements, Notes thereto and Reports of Independent Registered Public Accounting Firms are set forth under Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
(a)(3)	The following is a complete list of Exhibits filed or incorporated by reference as part of this report:

Exhibit No.	Description of Document
3.1	Restated Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on July 31, 2001 (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
3.2
Certificate of Amendment to Restated Certificate of Incorporation of Lucid, Inc., as filed with the New York Department of State on June 16, 2010 (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
3.3
Amended and Restated Bylaws of Lucid, Inc., as adopted December 14, 2010 (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
3.4
Restated Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on May 6, 2011 (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
3.5
Certificate of Amendment to Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on December 6, 2011 (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.2
Form of 2001 Registration Rights Agreement between the Company and holders of the Company's Series B Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.3
Form of Secured Promissory Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.4
Form of Security Agreement, given by the Company in favor of holders of its Secured Promissory Notes (Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))

Exhibit No.	Description of Document
4.5	Form of Modification and Extension Agreement pertaining to Secured Promissory Note, by and between the Company and holders of its Secured Promissory Notes (Incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.6
Warrant to Purchase Convertible Preferred Stock, issued to the New York State Foundation for Science, Technology, and Innovation—Small Business Technology Investment Fund, as successor in interest by statute to New York Urban Development Corporation d/b/a Empire State Development—Small Business Technology Investment Fund, on February 1, 2007, as modified by the Second Modification and Extension Agreement, dated December 31, 2008 (Incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.7	Form of Amended and Restated Common Stock Purchase Warrant—2007 (Incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.8	Form of 2008 Common Stock Warrant (Incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.9	Form of 2009 Common Stock Warrant (Incorporated by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.10
Form of 2009 Convertible Subordinated Promissory Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.11
Form of 2010/2011 Note and Warrant Purchase Agreement, by and between the Company and purchasers of the Company's 2010/2011 Convertible Notes and 2010/2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.13 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.12
Form of 2010/2011 Convertible Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.14 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.13	Form of 2010/2011 Common Stock Warrant (Incorporated by reference to Exhibit 4.15 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.14
Common Stock Warrant Issued to Maxim Partners, LLC on November 15, 2010 (Incorporated by reference to Exhibit 4.16 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.15
Form of 2010 Note Exchange Agreement, between the Company and Certain Holders of the Company's Outstanding Debt (Incorporated by reference to Exhibit 4.17 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.16
Form of Stock Option Agreement under the Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.18 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.17	Form of April 2007 Fixed Quantity Common Stock Warrant (Incorporated by reference to Exhibit 4.19 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))

Exhibit No.	Description of Document
4.18	Form of August 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.20 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.19	Warrant to Purchase Stock, issued to Square 1 Bank on July 20, 2011 (Incorporated by reference to Exhibit 4.21 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.20
Form of July 2011 Subscription Agreement with 90-Day Lock-Up Period, by and between the Company and Certain Purchasers of the Company's July 2011 Convertible Notes and July 2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.22 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.21
Form of July 2011 Subscription Agreement with 180-Day Lock-Up Period, by and between the Company and Certain Purchasers of the Company's July 2011 Convertible Notes and July 2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.23 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.22
Form of July 2011 Convertible Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.24 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.23	Form of July 2011 Common Stock Warrant (Incorporated by reference to Exhibit 4.25 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.24	Common Stock Warrant issued to Maxim Partners, LLC on July 27, 2011 (Incorporated by reference to Exhibit 4.26 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.25	Form of November 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.27 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.26
Form of Warrant Agreement between the Company and American Stock Transfer Company, as warrant agent (Incorporated by reference to Exhibit 4.28 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.27	Form of Warrant included in the Units (Incorporated by reference to Exhibit 4.29 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.28	Form of Unit Purchase Option (Incorporated by reference to Exhibit 4.30 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.1	Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.2	Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.3	Lucid, Inc. Year 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.4
Colocation License Agreement, by and between the Company and PAETEC Communications, Inc., dated September 4, 2007 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))

Exhibit No.	Description of Document
10.5	Joint Venture Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated October 2006 (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.6
Supply Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated December 2006, and letter amendment thereto, dated May 25, 2011 (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.7
Promissory Note, given by the Company in favor of Jay M. Eastman, dated March 24, 2011 (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.8
Form of Indemnification Agreement by and between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.9	Form of Lucid, Inc. Distribution Agreement (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.10
Loan and Security Agreement, entered into as of July 20, 2011, by and between Square 1 Bank and the Company (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.11
Intellectual Property Security Agreement, entered into as of July 20, 2011, by and between Square 1 Bank and the Company (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.12
Form of Subordination Agreement, given by the Creditors as defined therein in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.13
Pledge and Security Agreement, dated July 20, given by Northeast LCD Capital, LLC in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.14
Pledge Account Fee Agreement, dated as of July 29, 2011, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.15
Unconditional Guaranty of Jay M. Eastman, dated July 20, 2011, given in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.16
Unconditional Guaranty of William J. Shea, dated July 20, 2011, given in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.17	Form of 90-day Lock-Up and Waiver Agreement, dated May 27, 2011 (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.18	Form of 180-day Lock-Up and Waiver Agreement, dated May 27, 2011 (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))

Exhibit No.	Description of Document
†10.19	Employment Agreement between the Company and Mr. Shea, dated January 11, 2011 (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.20
Employment Agreement between the Company and Mr. Joyce, dated March 22, 2011 (Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.21
Employment Agreement between the Company and Mr. Hone, dated January 11, 2011 (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.22
Employment Agreement between the Company and Mr. Fox, dated January 11, 2011 (Incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.23
Employment Agreement between the Company and Mr. Eastman, dated January 11, 2011 (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.24
Agreement of Lease, dated December 30, 2002, by and between the Company, as Tenant, and Richard K. LeFrois, as Landlord, as amended October 14, 2003, as amended October 14, 2005, as assigned to Hub Properties Trust on December 1, 2007, as amended February 6, 2009, as amended November 4, 2010 (Incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.25
Form of Lucid, Inc. Employee Invention, Copyright, Proprietary Information and Conflicts of Interest Agreement (Incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.26
Distributor Agreement, dated September 1, 2004, by and between the Company and Integral Corporation (Incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.27
Distributor Agreement, dated February 8, 2008, by and between the Company and ConBio (China) Co., Ltd. (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.28
Pledged Account Fee Agreement, dated July 9, 2010, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.29
Amendment No. 1 to Pledged Account Fee Agreement, dated June 16, 2011, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.31 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.30
Promissory Note, given by the Company in favor of Dale Crane, dated December 31, 2010 (Incorporated by reference to Exhibit 10.32 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.31
Agreement of Lease, dated August 18, 2011, by and between the Company, as Tenant, and 95 Methodist Hill Drive LLC, as Landlord (Incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))

Exhibit No.	Description of Document
10.32	Letter Agreement, dated September 2, 2011, between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
*21.1	List of Subsidiaries
*24.1	Power of Attorney (included in signature page)
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

LUCID, INC.
By:	/s/ L. MICHAEL HONE
	Name:	L. Michael Hone
	Title:	Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of L. Michael Hone and Martin J. Joyce such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ L. MICHAEL HONE L. Michael Hone	Chief Executive Officer (Principal Executive Officer)	March 30, 2012
/s/ MARTIN J. JOYCE Martin J. Joyce	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
/s/ WILLIAM J. SHEA William J. Shea	Executive Chairman of the Board of Directors	March 30, 2012
/s/ BRIAN CARTY Brian Carty	Director	March 30, 2012

SIGNATURE	TITLE	DATE

/s/ ROCCO MAGGIOTTO Rocco Maggiotto	Director	March 30, 2012
/s/ RUBEN KING-SHAW, JR. Ruben King-Shaw, Jr.	Director	March 30, 2012

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Restated Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on July 31, 2001 (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
3.2
Certificate of Amendment to Restated Certificate of Incorporation of Lucid, Inc., as filed with the New York Department of State on June 16, 2010 (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
3.3
Amended and Restated Bylaws of Lucid, Inc., as adopted December 14, 2010 (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
3.4
Restated Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on May 6, 2011 (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
3.5
Certificate of Amendment to Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on December 6, 2011 (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.2
Form of 2001 Registration Rights Agreement between the Company and holders of the Company's Series B Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.3
Form of Secured Promissory Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.4
Form of Security Agreement, given by the Company in favor of holders of its Secured Promissory Notes (Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.5
Form of Modification and Extension Agreement pertaining to Secured Promissory Note, by and between the Company and holders of its Secured Promissory Notes (Incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.6
Warrant to Purchase Convertible Preferred Stock, issued to the New York State Foundation for Science, Technology, and Innovation—Small Business Technology Investment Fund, as successor in interest by statute to New York Urban Development Corporation d/b/a Empire State Development—Small Business Technology Investment Fund, on February 1, 2007, as modified by the Second Modification and Extension Agreement, dated December 31, 2008 (Incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.7	Form of Amended and Restated Common Stock Purchase Warrant—2007 (Incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.8	Form of 2008 Common Stock Warrant (Incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.9	Form of 2009 Common Stock Warrant (Incorporated by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))

Exhibit No.	Description of Document
4.10	Form of 2009 Convertible Subordinated Promissory Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.11
Form of 2010/2011 Note and Warrant Purchase Agreement, by and between the Company and purchasers of the Company's 2010/2011 Convertible Notes and 2010/2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.13 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.12
Form of 2010/2011 Convertible Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.14 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.13	Form of 2010/2011 Common Stock Warrant (Incorporated by reference to Exhibit 4.15 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.14
Common Stock Warrant Issued to Maxim Partners, LLC on November 15, 2010 (Incorporated by reference to Exhibit 4.16 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.15
Form of 2010 Note Exchange Agreement, between the Company and Certain Holders of the Company's Outstanding Debt (Incorporated by reference to Exhibit 4.17 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.16
Form of Stock Option Agreement under the Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.18 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.17	Form of April 2007 Fixed Quantity Common Stock Warrant (Incorporated by reference to Exhibit 4.19 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.18	Form of August 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.20 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.19	Warrant to Purchase Stock, issued to Square 1 Bank on July 20, 2011 (Incorporated by reference to Exhibit 4.21 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.20
Form of July 2011 Subscription Agreement with 90-Day Lock-Up Period, by and between the Company and Certain Purchasers of the Company's July 2011 Convertible Notes and July 2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.22 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.21
Form of July 2011 Subscription Agreement with 180-Day Lock-Up Period, by and between the Company and Certain Purchasers of the Company's July 2011 Convertible Notes and July 2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.23 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.22
Form of July 2011 Convertible Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.24 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.23	Form of July 2011 Common Stock Warrant (Incorporated by reference to Exhibit 4.25 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))

Exhibit No.	Description of Document
4.24	Common Stock Warrant issued to Maxim Partners, LLC on July 27, 2011 (Incorporated by reference to Exhibit 4.26 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.25	Form of November 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.27 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.26
Form of Warrant Agreement between the Company and American Stock Transfer Company, as warrant agent (Incorporated by reference to Exhibit 4.28 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.27	Form of Warrant included in the Units (Incorporated by reference to Exhibit 4.29 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
4.28	Form of Unit Purchase Option (Incorporated by reference to Exhibit 4.30 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.1	Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.2	Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.3	Lucid, Inc. Year 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.4
Colocation License Agreement, by and between the Company and PAETEC Communications, Inc., dated September 4, 2007 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.5
Joint Venture Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated October 2006 (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.6
Supply Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated December 2006, and letter amendment thereto, dated May 25, 2011 (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.7
Promissory Note, given by the Company in favor of Jay M. Eastman, dated March 24, 2011 (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.8
Form of Indemnification Agreement by and between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.9	Form of Lucid, Inc. Distribution Agreement (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.10
Loan and Security Agreement, entered into as of July 20, 2011, by and between Square 1 Bank and the Company (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.11
Intellectual Property Security Agreement, entered into as of July 20, 2011, by and between Square 1 Bank and the Company (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))

Exhibit No.	Description of Document
10.12	Form of Subordination Agreement, given by the Creditors as defined therein in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.13
Pledge and Security Agreement, dated July 20, given by Northeast LCD Capital, LLC in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.14
Pledge Account Fee Agreement, dated as of July 29, 2011, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.15
Unconditional Guaranty of Jay M. Eastman, dated July 20, 2011, given in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.16
Unconditional Guaranty of William J. Shea, dated July 20, 2011, given in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.17	Form of 90-day Lock-Up and Waiver Agreement, dated May 27, 2011 (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.18	Form of 180-day Lock-Up and Waiver Agreement, dated May 27, 2011 (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.19
Employment Agreement between the Company and Mr. Shea, dated January 11, 2011 (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.20
Employment Agreement between the Company and Mr. Joyce, dated March 22, 2011 (Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.21
Employment Agreement between the Company and Mr. Hone, dated January 11, 2011 (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.22
Employment Agreement between the Company and Mr. Fox, dated January 11, 2011 (Incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
†10.23
Employment Agreement between the Company and Mr. Eastman, dated January 11, 2011 (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.24
Agreement of Lease, dated December 30, 2002, by and between the Company, as Tenant, and Richard K. LeFrois, as Landlord, as amended October 14, 2003, as amended October 14, 2005, as assigned to Hub Properties Trust on December 1, 2007, as amended February 6, 2009, as amended November 4, 2010 (Incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.25
Form of Lucid, Inc. Employee Invention, Copyright, Proprietary Information and Conflicts of Interest Agreement (Incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))

Exhibit No.	Description of Document
10.26	Distributor Agreement, dated September 1, 2004, by and between the Company and Integral Corporation (Incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.27
Distributor Agreement, dated February 8, 2008, by and between the Company and ConBio (China) Co., Ltd. (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.28
Pledged Account Fee Agreement, dated July 9, 2010, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.29
Amendment No. 1 to Pledged Account Fee Agreement, dated June 16, 2011, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.31 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.30
Promissory Note, given by the Company in favor of Dale Crane, dated December 31, 2010 (Incorporated by reference to Exhibit 10.32 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.31
Agreement of Lease, dated August 18, 2011, by and between the Company, as Tenant, and 95 Methodist Hill Drive LLC, as Landlord (Incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
10.32
Letter Agreement, dated September 2, 2011, between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1, as amended (File No. 333-173555))
*21.1	List of Subsidiaries
*24.1	Power of Attorney (included in signature page)
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.