Form 10-K/A
period 2011-12-31
LUCID INC
filed 2012-04-30
CIK 752902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(MARK ONE)

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER 001-35379

LUCID, INC.

(Exact name of registrant as specified in its charter)

New York	16-1406957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Methodist Hill Drive, Suite 500 Rochester, NY	14623
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (585) 239-9800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

Warrants

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The Registrant completed its initial public offering of its units, each consisting of one share of common stock and one warrant on December 30, 2011. Accordingly, there was no public market for the Registrant’s common stock and warrants before and including June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of April 15, 2012, 7,843,724 shares of Registrant’s common stock were outstanding.

EXPLANATORY NOTE

On March 30, 2012, Lucid, Inc. (the “Company,” “Lucid,” “we,” “us” or “our” ) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”) with the Securities and Exchange Commission (“SEC”). Lucid is filing this Amendment No. 1 to the Annual Report (this “Amendment”) for the purpose of including the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment, Lucid is also including certain currently dated certifications of our Chief Executive Officer and Chief Financial Officer. This Amendment makes reference to the date of the Annual Report, and Lucid has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated the disclosures contained in the Annual Report in any way other than as specifically set forth in this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and other filings made by Lucid with the SEC subsequent thereto.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following tables set forth the names, ages as of March 15, 2012 and a brief account of the business experience of each person who is a current director, executive officer or other key personnel of our Company. Each director of our Company will hold office until the next annual meeting of shareholders of our Company or until his or her successor has been elected and qualified.

The directors of Lucid are as follows:

Name	Age	Position
William J. Shea	64	Executive Chairman of the Board
L. Michael Hone	62	Director and Chief Executive Officer
Brian Carty*(1),(2),(3)	62	Director
Rocco Maggiotto*(1),(2),(3)	61	Director
Ruben King-Shaw, Jr.*(1),(2),(3)	50	Director

Lucid’s executive officers (in addition to those directors who also are executive officers as noted above) and other key personnel are as follows:

Name	Age	Position
Jay M. Eastman, Ph.D.	63	Chief Science Officer
William J. Fox	46	Vice President of Technical Operations and Chief Technical Officer
Martin J. Joyce	58	Chief Financial Officer
Karen A. Long	35	Controller

*                                         Independent Director, as determined by the Board of Directors in accordance with Nasdaq marketplace rules.

(1)                                 Member of Executive Compensation Committee.

(2)                                 Member of Governance and Nominating Committee.

(3)                                 Member of Audit Committee.

Directors, Executive Officers and Other Key Personnel

William J. Shea, Executive Chairman, Board of Directors.  Mr. Shea was elected to the Board in 2001, and in December 2010, he was appointed our Executive Chairman. He served as our Acting Chief Financial Officer from February 1, 2010 through March 15, 2011. He has more than 35 years of experience in the financial services industry. Mr. Shea co-founded DLB Capital in October of 2006, a private equity firm, which he left in October of 2007. From 2005 to 2006, he served as Chairman of Royal & Sun Alliance, USA, and oversaw its divestiture from RSA, an insurance company headquartered in the United Kingdom which trades on the London Stock Exchange. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc. a public financial services firm which he guided through the bankruptcy and restructuring process, and which was subsequently relisted on the New York Stock Exchange. From 1997 to 2001, he oversaw the turnaround of Centennial Technologies, Inc., a public manufacturing company. Mr. Shea formerly served as vice chair and chief financial officer of BankBoston, a public financial services company, from 1993 to 1998, and he was the vice chairman of Coopers & Lybrand, a national public accounting firm which has since merged with another entity (Price Waterhouse Coopers, “PwC”), from 1990 to 1992. Overall, he spent 19 years with Coopers & Lybrand from 1974 to1992.  Mr. Shea is currently on the boards of Nasdaq OMX BX, Inc., a securities exchange, AIG SunAmerica, a financial services company, Boston Private Financial Holdings, a public financial services holding company, and he is Chairman of the Board of Demoulas Super Markets. Mr. Shea also previously served on the boards of the Boston Children’s Hospital and Northeastern University. Mr. Shea’s significant experience in leadership roles with companies in the financial services industry and his extensive contacts in that industry make him well qualified to serve on our Board. In addition, Mr. Shea brings to our Board useful expertise and knowledge from his past and present service in leadership positions with publicly-held companies.

L. Michael Hone, Director and Chief Executive Officer.  Mr. Hone was elected to the Board in 2002. He joined Lucid as Executive Vice President in 2011 and was charged with corporate strategic planning to support the adoption of Lucid’s technology into private dermatology and dermatopathology practices. Effective December 7, 2011, he became our Chief Executive Officer. From

June 2008 through August 2010, Mr. Hone served as President, Chief Executive Officer and as a director of American Aerogel. From 2006 through 2008, he was a consultant for Tempus Partners, a business consulting firm of which he was the sole owner. From 2001 to 2005, Mr. Hone served as President and Chief Operating Officer of Conseco, Inc. during which time he helped guide this financial services firm through the bankruptcy and restructuring process, resulting in its relisting on the New York Stock Exchange. He also served as President and CEO of Centennial Technologies, a manufacturer of digital memory that has since been acquired by another entity, and President, Chief Executive Officer, and Chairman of PSC, Inc., an Auto ID manufacturer of digital memory; both were public companies traded on Nasdaq. Mr. Hone is a named inventor or co-inventor on seven patents. Mr. Hone also serves as director for Chairman’s View, Inc., in Boston, Massachusetts, and as Chairman of the Board of Trustees at the Killington Mountain School, Killington, Vermont. Mr. Hone’s qualifications to serve on our Board include his significant leadership experience with both private and publicly-held companies, his sales and marketing skills, and his technical background.

Brian Carty, Director.  Mr. Carty was elected to the Board in 2008, and has served as the Chief Marketing Officer of Caritas Christi Health Care since 2008. From 2006 to 2008, he headed his marketing consulting firm, MLM Ventures. Mr. Carty has been President of three advertising agencies, including Wheelhouse in Boston and Hill Holiday in New York, positions that spanned the period from 1995 to 2006. During this period, he oversaw all global merger and post-merger marketing and communications activities for the combination of Price Waterhouse and Coopers & Lybrand which formed the world’s largest professional services firm. Prior to that Mr. Carty served as partner and Chief of Staff to the Chairman of Coopers & Lybrand, and also served as head of world-wide marketing for the firm. We believe that Mr. Carty’s substantial marketing experience enables him to make valuable contributions to our Board, particularly at this stage as we focus on expanding and developing the markets for our products.

Rocco Maggiotto, Director.  Mr. Maggiotto was elected to the Board in February 2011. In December 2010, he retired as Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial’s General Insurance Business, a position he held since 2006. Prior to joining Zurich, Mr. Maggiotto was a Senior Executive Advisor at Booz Allen Hamilton, Chairman of Client Development for the Parent Company of Marsh & McLennan Companies, Inc., a Senior Partner for PricewaterhouseCoopers and Vice Chairman for the former Coopers & Lybrand, a Managing Partner of their New York region, and Chairman of their worldwide financial services industry practice. He is on the Boards of the Ronald McDonald House of New York, The Weston Playhouse Theatre Company, and the Spenser Foundation. We believe that Mr. Maggiotto’s years of experience in the financial services industry, including his experience in auditing publicly-traded companies, enable him to be a valuable contributor to our Board.

Ruben King-Shaw, Jr., Director.  Mr. King-Shaw was elected to the Board in December 2010. Since 2004, he has served as the chief executive officer of Mansa Equity Partners, Inc., a private equity and investment advisory firm specializing in supporting the growth of healthcare companies. He currently serves on the Obama administration’s Medicare’s Program Advisory and Oversight Commission, and he has been a member of the Executive Committee of the Board of Steward Health, LLC since November 2010, and the Lead Director of athenahealth, Inc., a public health services company, since 2004. From 2001 to 2003, Mr. King-Shaw served as Chief Operating Officer and Deputy Administrator of the Centers for Medicare and Medicaid Service and prior to public service, had 20 years of operating and executive experience in various health care service organizations. Mr. King-Shaw’s knowledge and experience in the healthcare field, specifically in navigating the reimbursement system, make him a significant asset to our Board.

Jay M. Eastman, Ph.D., Chief Science Officer.  Dr. Eastman has been with Lucid since its founding in 1991. From the Company’s founding through December 7, 2011, when Mr. Eastman became Chief Science Officer, he served as our Chief Executive Officer. Since 1993, Dr. Eastman has served on the board of Arotech Corp., a public company which manufactures defense and security products. Dr. Eastman has been a member of the board of Chapman Instruments, Inc., a manufacturer of precision surface metrology instruments, since 2009. From 1986 to 1997, Dr. Eastman was an executive vice president and senior vice president of strategic planning for PSC, Inc., a public barcode laser scanner manufacturer. Dr. Eastman served on PSC’s board of directors from April 1996 through November 2002, during which time the company filed for bankruptcy protection. He holds, as inventor or co-inventor, 44 patents. Dr. Eastman has been a fellow of the Optical Society of America, or OSA, and the Society of Photo-Optical Instrumentation Engineers, or SPIE, as well as an honorary member of the Rochester Engineering Society. As our Chief Science Officer, Dr. Eastman is specially qualified to serve on the Board because of his detailed knowledge of our products, business strategy and operations. Our Board also benefits from Dr. Eastman’s past and present experience serving on other boards of directors and his prior leadership position with a publicly-held company.

William J. Fox, Vice President of Technology Operations and Chief Technology Officer.  Mr. Fox is responsible for Lucid’s engineering and manufacturing operations. He joined our Company in 1999, serving as engineering manager until his promotion to his current position in 2005. Prior to joining our Company in 1999, Mr. Fox previously held product engineering positions at Mitsui-Pathtek, Burron Medical, and Fisher Price. He currently manages teams that specialize in technologies such as video-rate confocal scanning laser microscopy and design/development of optics and electronic instrumentation. He holds inventor or coinventor patents in confocal imaging head design and optical examination of tissue, plus instrumentation design and methodology.

Martin J. Joyce, Chief Financial Officer.  Mr. Joyce joined Lucid as Chief Financial Officer in March 2011. Previously he was Chief Financial Officer of BioSphere Medical, Inc., a publicly traded manufacturer and marketer of products for women’s health and oncology, from 2004 through its acquisition by Merit Medical Systems, Inc. in 2010. From 2000 to 2004, Mr. Joyce served as Managing Partner of Stratex Group LLC, a provider of biopharmaceutical executive services to early stage companies and venture investors. From 1987 to 2000 he held a variety of senior-level positions in finance, sales, marketing and manufacturing at the biotechnology company Serono, Inc., ultimately serving as North American Chief Financial Officer. At Millipore Corporation, a bioscience company, and Bose Corporation, an audio equipment manufacturer, Mr. Joyce focused on strategic planning, product rationalization and return on investment analysis.

Karen A. Long, Controller.  Ms. Long joined Lucid as Controller in June 2010, and primarily is responsible for all accounting functions, including ensuring compliance with financial and future SEC reporting requirements. Prior to joining Lucid, Ms. Long served as the Accounting Manager for Harbinger Group, Inc. (formerly Zapata Corporation) a publicly traded financial holding company, a position she held since 2000. Prior to Harbinger Group, she served as a senior accountant at Arthur Andersen LLP. Ms. Long is a Certified Public Accountant. Ms. Long is a member of the Finance Committee of a local nonprofit organization and the American Institute of Certified Public Accountants.

Board of Directors’ Role in Risk Oversight

Our Board of Directors, or the Board is responsible for consideration and oversight of risks facing the Company, and is responsible for ensuring that material risks are identified and managed appropriately. The Audit Committee is charged with the evaluation of risk assessment and the Company’s risk management policies. In fulfilling this role, the Audit Committee receives reports directly from the Company’s management. In addition, the Audit Committee reviews and approves the internal audit plan once a year and receives periodic reports from members of senior management and an internal audit on areas of material risk to the Company, including operational, financial, legal, regulatory and strategic risks.

Our other Board committees also have responsibility for the oversight of risk management. For example, the Executive Compensation Committee considers the risks associated with our compensation policies and practices. Further, the Governance and Nominating Committee oversees risks associated with our governance structure and processes and annually reviews our organizational documents and other policies. The committees primarily keep the Board informed of their risk oversight and related activities through reports of the committee chairmen to the full Board. The Board also considers specific risk topics in connection with strategic planning and other matters.

Board of Directors Composition

Our Board of Directors currently consists of five members. At each annual meeting of stockholders, directors are elected to hold office until the next annual meeting. Directors are elected by a plurality of votes cast by stockholders.

Board Committees

Our Board of Directors has established three standing committees: the Audit Committee, the Governance and Nominating Committee, and the Executive Compensation Committee. The members of each committee have been nominated by the Chairman of the Board of Directors and approved by the full Board. The names of the members of each committee, together with a brief description of each committee’s function, are set forth below.

Audit Committee.  The members of our audit committee are Rocco Maggiotto (Chair), Brian Carty, and Ruben King-Shaw. The audit committee’s primary duties and responsibilities are to:

•                  oversee our accounting and financial reporting processes and the audit of our financial statements and to monitor the integrity our financial statements;

•                  monitor the independence and qualifications of our independent auditor;

•                  monitor the performance of our independent auditor; and

•                  provide an avenue of communication among our independent auditor, management and the Board of Directors.

The Board of Directors has determined that Rocco Maggioto, Brian Carty, and Ruben King-Shaw each qualify as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K. Each is currently an “independent director” as defined in the marketplace rules of the Nasdaq Stock Market, as well as applicable rules promulgated by the SEC related to the independence of audit committee members. The Board of Directors has adopted an Audit Committee Charter, which is available in the “Corporate Governance” section of the “Investor Relations” page included in our website at www.lucid-tech.com.

Executive Compensation Committee.  The members of our Executive Compensation Committee are Brian Carty (Chair), Rocco Maggiotto and Ruben King-Shaw. The primary function of the Executive Compensation Committee is to assist our Board of Directors in fulfilling its responsibilities in connection with the compensation of our directors, officers and employees. It performs this function by:

•                  establishing and overseeing compensation programs, including both long term and short term incentive compensation plans for our employees;

•                  recommending to the Board the compensation of directors who are not officers;

•                  administering our equity award plans, both those in existence at the time of adoption of the Charter and those created thereafter, including the granting of equity awards thereunder;

•                  approving any disclosures related to compensation included in our proxy statement; and

•                  performing such general oversight and investigation functions related to Company compensation inherent to the responsibilities designated herein or set forth in future resolutions of the Board.

The authority of the Executive Compensation Committee with respect to any future equity incentive plan may be limited by the provisions of such plans as adopted by the Board and/or approved by our stockholders. The committee may form and delegate authority to subcommittees when appropriate. The Board of Directors has determined that each of the members of the Executive Compensation Committee is an “independent director” as defined in the marketplace rules of the Nasdaq Stock Market. The Board of Directors has adopted an Executive Compensation Committee Charter, which is available in the “Corporate Governance” section of the “Investor Relations” page included in our website at www.lucid-tech.com.

Governance and Nominating Committee.  The members of our governance and nominating committee are Ruben King-Shaw (chair), Brian Carty and Rocco Maggioto.  The committee is appointed by the Board of Directors to oversee, review and make periodic recommendations concerning our corporate governance policies, and shall recommend candidates for election to our Board of Directors. To this end, the committee is responsible for:

•                  identifying and reviewing candidates for the Board and approving director nominations to be presented for stockholder approval at the annual meeting and to fill any vacancies. The committee will from time to time review the process for identifying and evaluating candidates for election to the Board. The committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.

•                  reviewing from time to time the appropriate skills and characteristics required of Board members;

•                  periodically reviewing our corporate governance policies and recommending to the Board modifications to the policies as appropriate;

•                  having full access to our executives as necessary to carry out its responsibilities;

•                  performing any other activities consistent with its charter, our Bylaws and governing law as the committee or the Board deems necessary or appropriate;

•                  reviewing the committee charter from time to time for adequacy and recommending any changes to the Board; and

•                  reporting to the Board on the major items addressed at each committee meeting.

The Board of Directors has determined that each of the members of the committee is an “independent director” as defined in the marketplace rules of the Nasdaq Stock Market. The Board of Directors has adopted a Governance and Nominating Committee

Charter, which is available in the “Corporate Governance” section of the “Investor Relations” page included in our website at www.lucid-tech.com.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, which is available in the “Corporate Governance” section of the “Investor Relations” page included in our website at www.lucid-tech.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by applicable laws and rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.         Executive Compensation.

Our compensation programs for our executives have historically consisted primarily of a combination of a competitive base salary combined with long-term equity incentive awards. Our Executive Compensation Committee has retained a compensation consultant to assist it in evaluating our future executive compensation programs.

The compensation paid to our named executive officers for the indicated years and the outstanding equity awards held by them as of December 31, 2011 are set forth below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
L. Michael Hone	2011	200,000	—	—	—	—	—	—	200,000
Chief Executive Officer	2010	19,231	—	—	821,587	—	—	—	840,818
Martin J. Joyce	2011	138,724	—	—	639,750	—	—	—	778,474
Chief Financial Officer	2010	—	—	—	—	—	—	—
Jay M. Eastman	2011	200,000	—	—	—	—	—	—	200,000
Chief Science Officer	2010	150,000	—	—	1,388,322	—	—	—	1,538,322
William J. Fox	2011	125,000			—	—	—	—	125,000
Chief Technology Officer	2010	97,500	—	—	536,549	—	—	—	634,049

(1)                                  The amounts represent the aggregate grant date fair value of stock options granted. The valuation of stock options is based on the assumptions and methodology set forth in Note 13 to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 30, 2012.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information regarding the current holdings of equity awards by our named executive officers on December 31, 2011.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Number of Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
L. Michael Hone	50,000	100,000	—	8.32	12/29/2020	—	—	—	—
Chief Executive Officer	—	—	—	—	12/29/2020	37,500	125,625	—	—

Martin J. Joyce	25,000	50,000	—	8.60	3/31/2021	—	—	—	—
Chief Financial Officer	—	75,000	—	8.88	6/27/2021	—	—	—	—

Jay M. Eastman	250,000	—	—	4.30	9/11/2017	—	—	—	—
Chief Science Officer	66,666	133,334	—	6.58	5/26/2020	—	—	—	—
	33,333	66,667		8.32	12/29/2020	—	—	—	—

William J. Fox	26,500	—	—	0.30	8/11/2012	—	—	—	—
Chief Technology Officer	10,000	—	—	4.00	10/31/2016	—	—	—	—
	17,500	—	—	4.30	9/11/2017	—	—	—	—
	20,833	41,667	—	6.58	5/26/2020	—	—	—	—
	16,666	33,334	—	8.32	12/29/2020	—	—	—	—

(1)                                     Stock option awards become exercisable in equal one-third increments annually over three years of continuous service.

(2)                                     Market value of shares of stock that have not vested is calculated using our estimate of the fair value of our common stock on December 31, 2011 of $3.35, and the number of restricted shares.

Employment Agreements

In December 2010, we executed employment agreements with Messrs. Eastman, Fox and Hone. These agreements expire on January 1, 2016, and are automatically renewable in one-year increments thereafter. We entered into an employment agreement with Mr. Joyce on March 22, 2011. Mr. Joyce’s employment agreement is set to expire on March 22, 2016, but is also automatically renewable for additional one-year terms. Each of these executives has agreed, pursuant to his or her respective employment agreement, not to compete with us, nor solicit our customers or employees, for a period of one year following the termination of such executive’s employment. In addition to base salary, the executives are also eligible to receive equity grants under our 2010 Long-Term Equity Incentive Plan, which plan is administered by the Executive Compensation Committee of our Board of Directors. The Committee may approve grants under the 2010 Long-Term Equity Incentive Plan from time to time.

In the event the employment agreement is terminated (i) by us without “just cause,” or (ii) by the executive with “good reason,” each as defined in each executive’s respective employment agreement, then the executive is entitled to an immediate cash payment equal to two times his or her base salary plus bonus for the applicable year or, in the case of the bonus, for the immediately prior year, and all restrictions remaining on any shares of restricted stock will lapse and any options earned under the 2010 Long-Term Equity Incentive Plan will fully vest. In the event the agreement is terminated following a change-in-control, then the executive is entitled to an immediate cash payment equal to two and one half times his or her base salary plus bonus for the applicable year or, in the case of the bonus, for the immediately prior year, and all restrictions remaining on any shares of restricted stock will lapse and any options earned under the 2010 Long-Term Equity Incentive Plan will fully vest.

We do not believe that our compensation policies and practices, for either our executive officers or our non-executive employees, are reasonably likely to give rise to risks that would have a material adverse effect on us.

Director Compensation

We historically have not paid fees to our non-employee directors for their service in that capacity. However, we have made one-time grants of restricted stock to certain directors in connection with their election to the Board of Directors. In February 2011, we granted to each of Ms. Catarisano and Mr. Maggiotto 6,000 shares of restricted stock.  Each of these restricted stock awards cliff vests on the third anniversary of the grant date; however, Ms. Catarisano’s shares were forfeited in connection with her resignation from our Board of Directors in February 2012.

Non-Employee Director Compensation Table for Year Ended December 31, 2011

The following table provides information for 2011 regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2011. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William J. Shea	—	—	—	—	—	—	—
Brian Carty	—	—	—	—	—	—	—
Ruben King-Shaw, Jr.	—	—	—	—	—	—	—
Rocco Maggioto	—	51,600	—	—	—	—	—
Nancy Catarisano(3)	—	51,600	—	—	—	—	—
Matthew S. Cox(3)	—	—	—	—	—	—	—
David A. Lovenheim(3)	—	—	—	—	—	—	—
Ramey W. Tomson(3)	—	—	—	—	—	—	—
Charles H. Abdalian, Jr.(3)	—	—	—	—	—	—	—

(1)                                 The amounts represent the aggregate grant date fair value of restricted stock granted. The valuation of restricted stock is based upon management’s assessment of fair value as of the date of grant. Each of the awards reflected in this table represents 6,000 shares of restricted stock which cliff vest after three years of continuous service.

(2)                                 The following awards of restricted stock were outstanding, but not vested, as of December 31, 2011: Mr. Shea—62,500; Mr. Carty—37,500; Ms. Catarisano—6,000; Mr. Cox—12,500; Mr. Lovenheim—37,500; Mr. King-Shaw—12,500; and Ms. Tomson—37,500. Mr. Lovenheim’s restricted stock award is held by Keystones Global LLC, an entity controlled by him.  The restricted stock held by Mr. Cox, Mr. Lovenheim and Ms. Tomson was forfeited in connection with their resignation from our Board in February 2012.

(3)                                 In February 2012, Ms. Catarisano, Mr. Cox, Ms. Tomson and Mr. Lovenheim resigned from our Board as part of a restructuring of the Board.  In February 2011, Mr. Abdalian resigned from our Board of Directors.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information as to the beneficial ownership of our common stock as of March 15, 2012:

•              each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•              each of our directors and named executive officers; and

•              all executive officers and directors as a group.

The percentage of shares beneficially owned is based on 7,843,724 shares of common stock outstanding as of March 15, 2012. Beneficial ownership is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless indicated below, the persons and entities named below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address for each listed stockholder is c/o Lucid, Inc., 95 Methodist Hill Drive, Suite 500, Rochester, NY 14623.

Name of Beneficial Owner	Number of Common Shares	Percentage Ownership(1)
Named Executive Officers and Directors:
L. Michael Hone(2)	153,485	1.9%
William J. Shea(3)	756,338	8.8%
Brian Carty(4)	37,500	*
Jay M. Eastman(5)	727,991	8.5%
William J. Fox(6)	175,133	2.2%
Martin J. Joyce(7)	25,000	*
Ruben J. King-Shaw, Jr.(8)	12,500	*
Rocco Maggiotto(9)	28,490	*
All Directors and Executive Officers as a Group (8 persons)	1,916,437	19.6%
5% Stockholders:
Northeast LCD Capital(10)	2,066,871	20.9%
Mavig GmBH(11)	952,380	10.8%
NYSTAR(12)	596,989	7.1%
Verition Multi Strategy Master Fund LTD(13)	494,783	5.9%
Osiris Investment Partners(14)	449,427	5.4%

*                                         Represents beneficial ownership of less than one percent.

(1)                                 Percentages have been computed based upon 7,843,724 shares of common stock outstanding at March 15, 2012, plus, for each person (except where indicated otherwise) and the group, shares that such person or the group has the right to acquire pursuant to restricted common stock and common stock warrants or options, each to the extent exercisable at their option within 60 days after March 15, 2012.

(2)                                 Includes 37,500 shares of restricted stock.

(3)                                 Includes 62,500 shares of restricted stock and 91,666 shares issuable upon exercise of stock options and 88,186 shares issuable upon exercise of warrants.  Also includes 88,009 shares of common stock and 12,500 shares issuable upon exercise of warrants held by Mr. Shea’s spouse.  Mr. Shea disclaims beneficial ownership of these shares and warrants.

(4)                                 Includes 37,500 shares of restricted stock.

(5)                                 Includes 30,763 shares held by Mr. Eastman’s spouse in trust for children and 350,000 shares issuable upon exercise of stock options.

(6)                                 Includes 91,500 shares issuable upon exercise of stock options.  Also includes 50 shares of common stock and 50,000 shares issuable upon exercise of stock options held by Mr. Fox’s spouse who is an employee of the Company.  Mr. Fox disclaims beneficial ownership of these shares and stock options.

(7)                                 Includes 25,000 shares issuable upon exercise of stock options.

(8)                                 Includes 12,500 shares of restricted stock.

(9)                                Includes 6,000 shares of restricted stock.

(10)                          Includes 786,900 shares of common stock issuable upon exercise of warrants.  The address of Northeast LCD Capital is c/o Wesley Crowell, Bergen & Parkinson, LLC, 62 Portland Rd, Kennebunk Maine 04043. Mr. Crowell is the Managing Director of Northeast LCD Capital and, as such, has sole voting and dispositive power over these shares.

(11)                          Includes 476,190 shares of common stock issuable upon exercise of warrants.  The address of Mavig GmBH is c/o Christian Stoian, PO Box 82 03 62, 81803, Munich, Germany.  Christian Stoian is the Chief Executive Officer of Mavig GmBH and, as such, has sole voting and dispositive power over these shares.

(12)                      Includes 130,179 shares of common stock issuable upon exercise of warrants.  The address of NYSTAR is c/o Clayton Besch, 30 S. Pearl Street, 11th Floor, Albany, NY 12207.

(13)                          Includes 91,667 shares of common stock is issuable upon exercise of warrants.  The address of Verition Multi Strategy Master Fund LTD is 1 American Lane, Greenwich, CT 05831.

(14)                          Includes 83,333 shares of common stock issuable upon exercise of warrants.  The address of Osiris Investments Partners is 1 Liberty Square, 5th Floor, Boston, MA 02109.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	2,201,774	$5.78	1,295,500

Equity compensation plans not approved by security holders	—	—	—

Total	2,201,774	$5.78	1,295,500

(1)                                 Includes the Lucid, Inc. Year 2000 Stock Option Plan, the Lucid, Inc. 2007 Long-Term Incentive Plan, and the Lucid, Inc. 2010 Long-Term Equity Incentive Plan. No further awards may be made under the Year 2000 Stock Option Plan or the 2007 Long-Term Incentive Plan.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Our Board of Directors has adopted a written policy regarding the review and approval of transactions between our Company and related parties, which includes our senior officers, directors, holders of 5% or more of our capital stock, or any entity owned or controlled by any such person or in which any such person has a substantial ownership interest (our “Affiliates”). For purposes of this policy, any proposed transaction between our Company and any related party, other than transactions available to all of our employees generally or involving less than $10,000 when aggregated with all similar transactions, must be submitted to the Audit Committee of our Board of Directors for prior review and approval.

We have issued to several of our Affiliates, namely: Mr. Eastman, our Chief Science Officer, Mr. Shea, the Executive Chairman of our Board of Directors and Mr. Maggiotto, a member of our Board of Directors, convertible notes and warrants on the same terms as those issued to investors in our 2010/2011 Convertible Debt Offering.  The principal amount (plus accrued interest) of those convertible notes automatically converted into shares of our common stock at a 30% discount to the price paid by investors in the initial public offering of the Company, or the IPO.  In addition, the associated warrants have an exercise price of $8.22 per share, and became exercisable upon the completion of the IPO; further, pursuant to an agreement that was made with all warrant holders in that offering, we have agreed to register the shares of our common stock that will be issued upon exercise of such warrants.

We have issued convertible notes and warrants, under our July 2011 Convertible Debt Offering, to Northeast LCD Capital, LLC, a principal stockholder, and to Mr. Shea and his spouse. In principal amount (plus accrued interest) of those convertible notes automatically converted into shares of our common stock at a 30% discount to the price paid by investors in the IPO. In addition, the associated warrants have an exercise price of $9.22 per share, and became exercisable upon the completion of the IPO; further, pursuant to an agreement that was made with all warrant holders in the July 2011 Convertible Debt offering, we have agreed to register the shares of our common stock that will be issued upon exercise of such warrants.

In July 2010, we entered into a revolving line of credit facility with an institutional lender (the “2010 Credit Facility”), which has since been replaced by the 2011 Credit Facility with a different lender. Our obligations under the 2010 Credit Facility were secured by, among other things, (i) a cash collateral pledge of $2.0 million by Northeast LCD Capital, LLC, which holds greater than 10% of our common stock, and (ii) the personal guarantees of Messrs. Eastman and Shea. In consideration for the pledge from Northeast LCD Capital, we agreed to pay this entity $100,000 in fees per quarter, which fees converted into shares of our common stock at a 30% discount to the price paid by investors in the IPO.

In July 2011, we received a term loan in the amount of $3.0 million with an institutional lender (the “2011 Credit Facility”).  We used a portion of these loan proceeds to repay all of our outstanding obligations under the 2010 Credit Facility, and the

$2.0 million cash collateral pledge was returned to Northeast LCD Capital. Following this payoff, Northeast LCD Capital pledged $500,000 to support our obligations under the 2011 Credit Facility, and Messrs. Eastman and Shea have again provided personal guarantees. In consideration for its pledge of cash collateral, Northeast LCD Capital, LLC is entitled to fees at an annual rate of 10%.  Messrs. Eastman and Shea, each of whom is a holder of our debt securities, executed subordination agreements in favor of Square 1 Bank in connection with our 2011 Credit Facility.

On December 31, 2010, $140,457 remained outstanding under a promissory note agreement with Jay Eastman, the Company’s Chief Science Officer, which bore interest at 6%. In March 2011, approximately $40,000 of the face value of the note was converted into a new promissory note which bore interest at 6% and matured on January 1, 2012 and was repaid at that time.  The remaining principal of $100,000 was exchanged for a note under the terms of the 2010/2011 Convertible Debt Offering and which converted into common stock at IPO (discussed above).

Through his business, former director David Lovenheim provided legal/consulting services to the Company in the amount of approximately $136,000 and $140,000 for the years ended December 31, 2011 and 2010, respectively. In addition, former director Nancy Catarisano provided consulting/outsourced services to the Company through her business in the amount of approximately $66,000 and $193,000 for the years ended December 31, 2011 and 2010, respectively.

Director Independence

Our Board of Directors consults with our counsel to ensure that the Board’s determinations of director independence are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable marketplace rules of the Nasdaq Stock Market, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our Board of Directors has affirmatively determined that all of our directors are independent directors within the meaning of the applicable marketplace rules of the Nasdaq Stock Market, except for L. Michael Hone, our Chief Executive Officer, William J. Shea, our Executive Chairman of the Board, Jay M. Eastman, our Chief Science Officer and David Lovenheim. Mr. Eastman and Mr. Lovenheim resigned from the Board in February 2012 as part of a restructuring of the Board. In making its independence determinations, the Board reviewed transactions and relationships between the director, or any member of his or her immediate family, us or one of our subsidiaries or affiliates, and our independent registered public accounting firm based on information provided by the director, our records and publicly available information. Specifically, the Board considered the following types of relationships and transactions: (i) principal employment of and other public company directorships held by each non-employee director; (ii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between us and/or our subsidiaries or affiliates and any entity for which the non-employee director, or his or her immediate family member, is an executive officer or greater-than-10% stockholder; and (iii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between us and/or our subsidiaries or affiliates and any other public company for which the non-employee director serves as a director.

Our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our Board of Directors are comprised entirely of directors determined by the Board to be independent within the meaning of applicable marketplace rules of the Nasdaq Stock Market.

Item 14.         Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed by Deloitte & Touche LLP for audit and audit-related services provided to us in 2010 and 2011. All fees described below were approved by the Audit Committee.

	Year Ended December 31,
	2011	2010
Audit Fees(1)	$158,000	$166,000
Audit-Related Fees(2)	492,000	—
Tax Fees(3)	—	—
All Other Fees(4)	2,000	51,000
Total Fees	$652,000	$217,000

(1)                                 Represents fees for services rendered for the audit of our financial statements included in our registration statement on Form S-1 as well as our annual report on Form 10-K, for the review of our financial statements included in our registration statement on Form S-1, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)                                 Represents fees for assurance and related services that are reasonably related to the performance of an audit or review of financial statements. For 2011 and 2010, the audit-related fees in the table above are the aggregate fees that Deloitte & Touche LLP billed us primarily for the review of our registration statement filed on Form S-1 in 2011.

(3)                                 Deloitte & Touche LLP did not bill us any fees for tax services in 2011 or 2010.

(4)                                 Represents fees related to a technical research subscription provided by Deloitte & Touche LLP for the years ended December 31, 2011 and 2010, respectively. In 2010, we engaged Deloitte Tax LLP to assist us in the preparation of an application for a federal tax grant resulting in billings of $31,000 while services provided by Deloitte & Touche LLP in connection with a private placement memorandum resulted in billings of $20,000.

Pre-Approval Policies and Procedures

Pursuant to the Audit Committee’s policy, to help ensure the independence of our independent registered public accounting firm, all auditing services and permitted non-audit services (including the terms thereof) to be performed for us by our independent registered public accounting firm must be pre-approved by the Audit Committee, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit.

The Audit Committee approved and retained Deloitte & Touche LLP to audit our consolidated financial statements for 2011 and 2010 and provide other auditing and audit-related services in 2011 and 2010. The Audit Committee reviewed all services provided by Deloitte & Touche LLP in 2011 and 2010 and concluded that the services provided were compatible with maintaining its independence in the conduct of its auditing functions.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

Exhibit No.	Description of Document

*31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*                          Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2012.

LUCID, INC.

By:	/s/ L. Michael Hone
	Name:	L. Michael Hone
	Title:	Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

SIGNATURE	TITLE	DATE

/s/ L. Michael Hone	Chief Executive Officer
L. Michael Hone	(Principal Executive Officer)	April 30, 2012

/s/ Martin J. Joyce	Chief Financial Officer	April 30, 2012
Martin J. Joyce	(Principal Financial and Accounting Officer)

*	Executive Chairman of the Board of	April 30, 2012
William J. Shea	Directors

*	Director	April 30, 2012
Brian Carty

*	Director	April 30, 2012
Rocco Maggiotto

*	Director	April 30, 2012
Ruben King-Shaw, Jr.

*By:	/s/ L. Michael Hone
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description of Document

*31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*                          Filed herewith.