Form 10-Q
period 2012-03-31
LUCID INC
filed 2012-05-14
CIK 752902

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 1, 2012, 7,843,724 shares of Registrant's common stock were outstanding.

LUCID, INC.

Quarterly Report on Form 10-Q
For the Period Ended March 31, 2012

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

LUCID, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,527,136	$4,896,141
Accounts receivable	232,698	389,894
Inventories	651,523	729,875
Prepaid expenses and other current assets	153,165	82,832

Total current assets	2,564,522	6,098,742

PROPERTY AND EQUIPMENT—Net	200,413	115,337
DEFERRED FINANCING COSTS—Net	27,376	62,046
OTHER ASSETS	28,987	13,824

TOTAL ASSETS	$2,821,298	$6,289,949

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt—net	$2,637,405	$3,291,166
Current portion of long-term debt—related parties, net		40,458
Accounts payable	1,224,056	1,393,763
Accrued expenses and other current liabilities	1,057,897	1,179,056
Current portion of deferred revenue	54,121	8,433

Total current liabilities	4,973,479	5,912,876
LONG-TERM DEBT	176,603	353,206
WARRANT LIABILITY	640,322	687,580
OTHER LONG-TERM LIABILITIES	121,269	1,507

TOTAL LIABILITIES	5,911,673	6,955,169
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common Stock—par value $.01 per share; 60,000,000 authorized; 7,843,724 and 7,840,477 issued and outstanding on March 31, 2012 and December 31, 2011, respectively	78,437	78,405
Additional paid-in capital	36,863,263	35,907,806
Accumulated deficit	(40,032,075)	(36,651,431)

TOTAL STOCKHOLDERS' DEFICIT	(3,090,375)	(665,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,821,298	$6,289,949

See notes to unaudited condensed consolidated financial statements.

LUCID, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,
	2012	2011
REVENUE:
Product sales	$317,809	$648,285
Non-product revenue		87,081

Total revenue	317,809	735,366
OPERATING EXPENSES:
Cost of revenue	359,656	298,390
General and administrative	1,620,700	1,118,632
Sales and marketing	686,864	344,082
Engineering, research and development	703,311	333,282

Total operating expenses	3,370,531	2,094,386
LOSS FROM OPERATIONS	(3,052,722)	(1,359,020)
OTHER EXPENSE:
Interest expense	(65,311)	(461,855)
Loss on extinguishment of debt	(306,778)
Fair value adjustment of warrants	47,258	(112,969)
Other	(3,091)	(1,486)

NET LOSS	$(3,380,644)	$(1,935,330)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.43)	$(0.89)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,792,221	2,163,188

See notes to unaudited condensed consolidated financial statements.

LUCID, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,380,644)	$(1,935,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,047	71,124
Stock-based compensation	655,726	486,675
Warrants issued for services		39,365
Fair value adjustment of warrants	(47,258)	112,872
Loss on extinguishment of debt	306,778
Accretion of debt discount	104,228	248,518
Change in:
Accounts receivable	157,196	80,174
Inventories	78,352	(462,099)
Prepaid expenses and other current assets	(70,333)	47,380
Other assets	(15,163)
Accounts payable	(169,707)	(172,535)
Accrued expenses and other current liabilities	(121,159)	60,102
Other liabilities	165,450	(79,183)

Net cash used in operating activities	(2,323,487)	(1,502,937)

CASH FLOWS FROM INVESTING ACTIVITIES—Purchases of property and equipment	(93,365)	(66,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debt		1,750,000
Repayments of debt	(975,050)	(293,808)
Loan acquisition costs		(216,500)
Issuance of common units	20,257
Issuance of common stock	2,640
Proceeds from warrant exercises		739,218

Net cash provided by financing activities	(952,153)	1,978,910

NET (DECREASE) INCREASE IN CASH	(3,369,005)	409,117
CASH—Beginning of period	4,896,141	839,075

CASH—End of period	$1,527,136	$1,248,192

SUPPLEMENTAL CASH FLOW DATA—Cash paid for interest	$46,962	$30,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants in connection with debt issuance		$1,020,232

Issuance of warrants in connection with note payable—related parties		$44,060

Issuance of promissory note in exchange for accrued interest		$49,533

Issuance of promissory note in exchange for accounts payable		$86,103

See notes to unaudited condensed consolidated financial statements.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

        Lucid, Inc. (Lucid) and its wholly-owned subsidiary, Lucid International Ltd. (LIL) (collectively, the "Company"), is a medical device company that designs, manufactures and sells non-invasive cellular imaging devices that assist physicians in the early detection of disease. The Company sells its products worldwide and is headquartered in Rochester, New York.

        On December 30, 2011, the Company closed on an initial public offering ("IPO") of its common units. The units, each consisting of one share of common stock and one warrant were quoted on the OTC Bulletin Board were maintained by the Financial Industry Regulatory Authority under the symbol "LCDCU" from December 28, 2011 to February 24, 2012. Upon a mandatory separation of the units on February 27, 2012, the units ceased being quoted on the OTC Bulletin Board and the Company's common stock and warrants commenced being quoted on the OTC Bulletin Board under the symbols "LCDX" and "LCDXW," respectively.

        The Company's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The year-end balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for any subsequent period or for the entire fiscal year ending December 31, 2012.

        Certain immaterial reclassification adjustments have been made to the prior year financial statements to reclassify certain operating costs from General and administrative and Sales and marketing to Engineering, research and development in the accompanying condensed consolidated statements of operations to conform to the current year presentation.

2. LIQUIDITY AND CAPITAL RESOURCES

        The Company has incurred net losses of approximately $3.4 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively. In addition, the Company had a stockholders' deficit balance of approximately $3.1 million at March 31, 2012 and $0.7 million at December 31, 2011. Furthermore, the Company's current forecast for fiscal 2012 projects a significant net loss, and projects a need to raise additional capital to fund its operations in 2012 and beyond. The Company continues to explore strategic alternatives to finance its business plan, including but not limited to, private equity or debt financings or other sources, such as strategic partnerships. The Company is also focusing on increasing sales of its products to generate cash flows to fund its operations.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

2. LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Fair Value Measurements—The Company considers warrants that are not indexed to the Company's own stock to be classified as Level 3 in the fair value hierarchy. Level 3 valuations are based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. During the three months ended March 31, 2012, the Company did not grant any warrants not indexed to the Company's own stock. During the three months ended March 31, 2011, the Company granted 438,918 warrants at a weighted average exercise price of $4.13. The following table presents the change in Level 3 liabilities:

	Three Months Ended March 31,
	2012	2011
Balance at January 1	$687,580	$1,674,170
Warrants issued		1,103,657
Fair value adjustment	(47,258)	112,872

Balance at March 31	$640,322	$2,890,699

        The fair value of these warrants was derived using the Black-Scholes pricing model. The most significant input to the model is the Company's stock price; however, a 1% increase or decrease in this input would not result in a material change in estimate.

        The Company's financial instruments consist principally of accounts receivable, accounts payable and debt. The Company classifies its outstanding debt as Level 2 in the fair value hierarchy and estimated that its carrying value approximated fair value as of March 31, 2012. This estimate is based on acceptable valuation methodologies which use market data of similarly sized and situated debt issuers.

        Recently Issued Accounting Pronouncements—In the normal course of business, the Company evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants and other authoritative accounting bodies to determine the potential impact they may have on the Company's Consolidated Financial Statements. Based upon this review, management does not expect any of the recently issued accounting pronouncements to have a material impact on the Company's consolidated financial statements.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

4. INVENTORIES

        The components of inventories are as follows at:

	March 31, 2012	December 31, 2011
Raw materials	$406,818	$446,053
Finished goods	111,430	100,566
Offsite demo equipment	133,275	183,256

	$651,523	$729,875

        Offsite demo equipment represents the cost of products physically located at customer locations, during an orientation period for which the Company retains title. As such, no depreciation expense has been recorded on these units.

5. NOTE PAYABLE—RELATED PARTIES

        At March 31, 2012 and December 31, 2011, $0 and approximately $40,000, respectively, was outstanding under a promissory note with the Company's Chief Science Officer which bore interest at 6% and matured and was paid in January, 2012.

        In May 2012, the Company entered into a Loan and Security Agreement ("the "2012 Demand Loan"), under which the Company borrowed approximately $2.3 million from an affiliate of the Company. See Note 6—2011 Credit Facility for additional information.

6. DEBT

        Long-term debt consisted of the following at:

	March 31, 2012	December 31, 2011
2011 Credit Facility	$2,333,333	$2,583,333
2010/2011 Convertible Debt Offering		600,000
Promissory Notes Payable	517,655	600,309
Note payable in monthly installments of $707, including interest through June 2012. This note is collateralized by software licenses.	1,352	3,290

	2,852,340	3,786,932
Less debt discount	(38,332)	(142,560)

	2,814,008	3,644,372
Current portion of long-term debt	(2,637,405)	(3,291,166)

Long-term debt—net of discount and current portion	$176,603	$353,206

        2011 Credit Facility—In July 2011, the Company entered into a Loan and Security Agreement with an institutional lender (the "2011 Credit Facility"), under which the Company may borrow up to $3.0 million in term loans for general working capital purposes and to refinance the Company's preexisting line of credit. These term loans have an interest rate equal to the greater of (a) 4.00% above the prime rate, or (b) 7.25%, and are due in monthly payments of principal and accrued interest

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

6. DEBT (Continued)

over thirty-six months. The 2011 Credit Facility provides that if the Company prepays any amount outstanding under this facility, the Company will be charged prepayment fees on a sliding scale: 3% of the aggregate principal amount prepaid, if such prepayment occurs before the first anniversary of the Loan and Security Agreement; 2% of the aggregate principal amount prepaid, if such prepayment occurs after the first anniversary but on or before the second anniversary; and 1% of the aggregate principal amount prepaid, if such prepayment occurs after the second anniversary of the Loan and Security Agreement. Obligations under this facility are secured by (i) a lien on all Company assets, including intellectual property assets, (ii) the personal guarantees of Messrs. Eastman and Shea, and (iii) cash collateral, in the amount of $500,000, which has been pledged by a related party. In consideration for the pledge of cash collateral, the related party is entitled to fees at an annual rate of 10%.

        In connection with this financing, the Company issued to its lender a warrant to purchase up to 9,762 shares of the Company's common stock at a price of $9.22 per share. The Company allocated the debt proceeds between the debt and warrants based on the fair value of each warrant, resulting in a debt discount of approximately $50,000, which is being amortized over the terms of the credit facility to interest expense within the condensed consolidated statement of operations.

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

        On March 30, 2012, the Company entered into a forbearance agreement with the lender, which provided, among other things, that the Company maintain a compensating balance on deposit with the lender of $1.0 million. On April 30, 2012, the Company entered into an amended forbearance agreement with the lender to extend the forbearance period and to establish a new loan maturity date of May 7, 2012. On May 7, 2012, the Company repaid in full the 2011 Credit Facility with the proceeds from an approximate $2.3 million term loan (the "2012 Demand Loan") made pursuant to the Secured Demand Promissory Note dated as of May 7, 2012. The 2012 Demand Loan bears interest at the rate of 7% per annum. The entire principal amount of the 2012 Demand Loan is payable on demand. The 2012 Demand Loan is secured by all of the Company's assets and is personally guaranteed by the Company's Chief Executive Officer.

        Convertible Promissory Notes ("2010/2011 Convertible Debt Offering")—The Company issued convertible promissory notes to new investors during November 2010 totaling $2.1 million and in January 2011 totaling $1.8 million. In addition, holders of other Company debt exchanged their

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

6. DEBT (Continued)

convertible debentures plus accrued interest, totaling $1.8 million for 2010/2011 Convertible Debt Offering notes. The notes bore interest at 8% and converted into common stock on December 30, 2011 at the closing of the Company's IPO. Three holders totaling $0.6 million in principal waived their registration rights under the agreement and, in January 2012, were paid an amount equal to the value of the common stock that would have been issued to them had their principal and accrued interest converted into common stock according to the terms of the agreement.

        Promissory Notes—As of March 31, 2012 and December 31, 2011, the Company had $0.5 million and $0.6 million, respectively, outstanding under two promissory notes that do not accrue interest.

7. REDUCTION IN FORCE

        In January 2012, the Company implemented a restructuring plan resulting in a reduction in force. This reduction in force resulted in the immediate termination of 5 employees, or 14% of the Company's headcount. The employees affected worked in manufacturing, marketing and administration. The Company took these steps to streamline the Company's infrastructure and lower overall operating expenses. The Company recognized $47,000 during the three months ended March 31, 2012 related to the restructuring and had $7,000 accrued at March 31, 2012 which will be paid by the end of the second quarter of 2012.

        In January 2012, the Company and an officer of the Company mutually agreed to terminate their employment relationship. The Company recognized an expense totaling $253,000 during the three months ended March 31, 2012 which will be paid in installments through the first quarter of 2015. At March 31, 2012, $188,000 was accrued for this liability, of which approximately $121,000 was long-term in nature and recorded as "Other Long-Term Liabilities" on the Company's condensed consolidated balance sheet.

8. NET LOSS PER COMMON SHARE DATA

        The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share, as well as a reconciliation of the numerator and denominator used in the computation:

	Three months ended March 31,
	2012	2011
Net loss	$(3,380,644)	$(1,935,330)

Denominator:
Weighted-average common shares outstanding	7,792,221	2,163,188

Basic and diluted net loss per common share	$(0.43)	$(0.89)

        The weighted-average common shares outstanding above includes 100,000 shares underlying exercisable options nominally priced at $0.02 per share.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

8. NET LOSS PER COMMON SHARE DATA (Continued)

        The following equivalent shares were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive:

	Three months ended March 31,
	2012	2011
Options to purchase common stock	1,895,274	1,941,774
Warrants	2,215,680	636,276
Restricted stock	122,667	179,167
Convertible notes (as converted basis)		5,621
Convertible preferred stock (as converted basis)		1,448,333

9. EQUITY

        In December 2011, we issued 379,406 shares of common stock in consideration for the conversion of principal and accrued interest related to convertible notes that were issued pursuant to our 2009 Convertible Debt Offering. In February 2012, the Company recorded a loss on extinguishment of debt of approximately $0.3 million relating to the issuance of an additional 82,647 shares of the Company's common stock in final consideration for this conversion. (See Note 6) In the aggregate, these shares were issued at a conversion price of approximately $1.93.

        As part of a restructuring of the board of directors of the Company, five members resigned in February 2012. As a result, the individuals forfeited 93,500 shares of restricted stock, in aggregate.

10. SEGMENT INFORMATION

        The Company operates in one reportable segment—the research, development and sale of medical devices to diagnose skin disease. The Company's chief operating decision maker reviews financial information for the Company as a whole for purposes of allocating resources and evaluating financial performance. Substantially all long-lived assets of the Company are in the United States. Sales for each significant geographical area are as follows:

	Three months Ended March 31,
	2012		2011
	Product Sales	Percent	Product Sales	Percent
	(in millions)		(in millions)
North America	$0.1	39%	$0.1	21%
Europe	0.2	61%	0.3	45%
Asia			0.1	13%
Latin America			0.1	21%

Total	$0.3	100%	$0.6	100%

11. RELATED PARTIES

        Notes payable due to related parties are discussed in Note 5 and fee entitlements due to an affiliate in relation to the 2011 Credit Facility is discussed under "2011 Credit Facility" in Note 6.

        At March 31, 2012 and December 31, 2011, respectively, the Company had a total of approximately $4,000 and $46,000, and a total of approximately $37,000 and $191,000 respectively, included in accounts payable and accrued expenses due to related parties.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties including information with respect to our plans and strategy for our business and related financing, thereof, contain forward-looking statements that involve risks, uncertainties and assumptions. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include but are not limited to statements under the captions "Business", "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other sections in this Quarterly Report on Form 10-Q. You should be aware that the occurrence of any of the events discussed under the heading "Item 1A. Risk Factors" and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our securities could decline and you could lose all or a part of the value of your shares of our securities. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Quarterly Report on Form 10-Q. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.

        Unless the context otherwise indicates, references in this report to the terms "Lucid", "the Company", "we," "our" and "us" refer to Lucid, Inc. and its subsidiaries.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our expectations as to our plans and strategy for our business, future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

        We have devoted substantially all of our resources to the development of our VivaScope confocal imagers and our telepathology network, which expenses have included research and development, conducting clinical investigation for our product candidates, protecting our intellectual property and the general and administrative support of these operations. While we have generated revenue through product sales, we have funded our operations largely through multiple rounds of private debt and equity financings. We believe that our existing cash and cash equivalents will allow us to fund our operating plan through the second quarter of 2012. We have never been profitable and we reported net losses of approximately $3.4 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had an accumulated deficit of approximately $40.0 million. We expect to incur operating losses for the foreseeable future as we invest substantial resources to promote the commercialization, and attempt to achieve widespread adoption, of our products. We may require additional financing to support these and other operating activities. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses and sales and marketing expenses will increase along with general and administrative costs, as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

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

        We are an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation , which we are currently exempt from, and stockholder approval of any golden parachute payments not previously approved in connection with a transaction resulting in a change of control. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and the stock price may be more volatile.

        In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

        We could remain an EGC for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Please see Part II, Item 1A Risk Factors.

Results of Operations

Three Month Periods Ended March 31, 2012 and 2011

        We reported a consolidated net loss of $3.4 million or $(0.43) per share for the period ended March 31, 2012 as compared to a consolidated net loss of $1.9 million or $(0.89) per share for the period ended March 31, 2011. Additional net losses for the three months ended March 31, 2012 resulted from increased operating costs primarily related to increased headcount as compared to the three months ended March 31, 2011 combined with the significant decrease in sales over the comparable period.

        The following presents a more detailed discussion of our consolidated operating results:

        Product sales.    For the period ended March 31, 2012 and 2011, we recorded sales of our products of $0.3 million and $0.6 million, respectively. The decrease was primarily attributed to decreases in sales of $0.1 million each in Europe, Asia and Latin America, respectively. During the period ended March 31, 2012, we began a significant enhancement program to increase the speed and functionality of our VivaScope confocal imagers. We believe sales of our existing products have been negatively impacted during the first quarter of 2012 since we informed our key customers in the fourth quarter of 2011 about the upcoming enhancement program. We expect our product enhancement to be completed before September 30, 2012, and that the project will adversely affect our revenues through September 30, 2012. Percentages of total sales by geographic region are as follows:

	Three Months Ended March 31,
	2012		2011
	Product Sales	Percent	Product Sales	Percent
	(in millions)		(in millions)
North America	$0.1	39%	$0.1	21%
Europe	0.2	61%	0.3	45%
Asia			0.1	13%
Latin America			0.1	21%

Total	$0.3	100%	$0.6	100%

        Cost of revenue.    For the period ended March 31, 2012 and 2011, we incurred cost of revenue of $0.4 million and $0.3 million, respectively. The increase in cost of sales reflects an increase in warranty repairs as well as charges to increase our warranty reserves during the period ended March 31, 2012 as compared to the comparable period of the prior year.

        General and administrative expenses.    General and administrative expenses consist primarily of salaries and benefits, professional fees, occupancy costs for our facilities, insurance costs and general corporate expenses. For the period ended March 31, 2012, general and administrative expenses totaled $1.6 million, an increase of $0.5 million from the same period last year. The increase resulted primarily from additional professional fees of $70,000 in connection with legal and accounting fees as well as our filings with the Securities and Exchange Commission. For the period ended March 31, 2012 as compared to the prior year, wages and benefits increased $0.3 million due to severance benefits and the addition of new employees. We also incurred an additional $50,000 in rent and relocation expenses relating to our new office locations.

        Sales and marketing expenses.    Sales and marketing expenses consist primarily of salaries and benefits and general marketing expenses. For the period ended March 31, 2012, sales and marketing expenses totaled $0.7 million, an increase of $0.3 from the same period in the prior year. The increase in sales and marketing expenses primarily resulted from an increase of $0.2 million in expenses related to physician education, reimbursement consulting and marketing support.

        Engineering, research and development expenses.    Engineering, research and development expenses consist primarily of salaries and benefits and material costs used in the development of new products and product improvements. For the period ended March 31, 2012, engineering, research and development expenses totaled $0.7 million, an increase of $0.4 million from the same period in the prior year. The increase in engineering, research and development expenses primarily resulted from an increase in $0.1 million of additional expenses resulting from our VivaScope enhancement project as well as increased stock-based compensation charges of $0.1 million.

        Interest expense.    Interest expense decreased $0.4 million from $0.5 million for the period ended March 31, 2011 to $0.1 million for the period ended March 31, 2012. The decrease in interest expense was a result of the conversion to equity of the debt underlying our 2010/2011 and July 2011 Convertible Debt Offerings upon the completion of our IPO.

        Fair value adjustment of warrants expense.    For the period ended March 31, 2012 and 2011, we recognized income of $47,000 and $0.1 million in expense, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock.

Liquidity and Capital Resources

        As of March 31, 2012, we had $2.6 million in current assets and $5.0 million in current liabilities, resulting in a working capital deficit of $2.4 million. As of December 31, 2011, we had $6.1 million in current assets and $5.9 million in current liabilities, respectively, resulting in working capital of $0.2 million. Our working capital decreased during the three months ended March 31, 2012 primarily as a result of payments on our outstanding accounts payable along with debt and interest payments made during the period. Our current assets consist of cash, accounts receivable, inventories, prepaid expenses and other. Our current liabilities consist of the current portion of our long-term debt, accounts payable, accrued expenses, and deferred revenue.

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

Summary of Cash Flows

	For the three months ended March 31,
	2012	2011
Operating activities	$(2,323,487)	$(1,502,937)
Investing activities	(93,365)	(66,856)
Financing activities	(952,153)	1,978,910
Net (decrease) increase in cash and cash equivalents	(3,369,005)	409,117

        Net cash used in operating activities.    Cash used in operating activities was $2.3 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively. The increase in cash used in operating activities resulted from the increase in net loss of $1.4 million, partially offset by decreased spending for inventory during the three months ended March 31, 2012.

        Net cash used in investing activities.    Cash used in investing activities was $93,000 and $67,000 for the three months ended March 31, 2012 and 2011, respectively, and represents the purchases of fixed assets during these periods.

        Net cash used in (provided) by financing activities.    Cash used by financing activities was $1.0 million for the three months ended March 31, 2012 primarily due to payments on the Company's 2011 Credit Facility and a cash payment of $0.6 million of principal to certain holders of the 2010/2011 Convertible Debt Offering that did not convert to equity at the close of our IPO. Cash provided by financing activities was $2.0 million for the three months ended March 31, 2011 resulting from proceeds from the 2010/2011 Convertible Debt Offering.

        Credit Facilities.    In July 2011, we entered into a Loan and Security Agreement with an institutional lender (the "2011 Credit Facility"), under which we may borrow up to $3.0 million in term loans for general working capital purposes and to refinance our preexisting line of credit. We borrowed $3.0 million in July 2011 under this facility. We used a portion of the proceeds to repay our preexisting line of credit in full, and we used the balance of the proceeds for general working capital purposes. As of March 31, 2012 we had $2.3 million outstanding under this facility.

        On May 7, 2012, we repaid in full the 2011 Credit Facility with the proceeds from the approximate $2.3 million term loan (the "2012 Demand Loan") made pursuant to the Secured Demand Promissory Note dated as of May 7, 2012. The 2012 Demand Loan bears interest at the rate of 7% per annum. The entire principal amount of the 2012 Demand Loan is payable on demand. The 2012 Demand Loan is secured by all the Company's assets and is personally guaranteed by our Chief Executive Officer.

        The 2012 Demand Loan is secured by all of our assets. The lender could elect to declare all outstanding amounts to be immediately due and payable on demand and foreclose on the liens it has on our assets.

        Promissory Notes.    As of March 31, 2012 and December 31, 2011, we had $0.5 and $0.6 million, respectively, outstanding under two promissory notes that do not accrue interest.

        Trade Payables and Receivables.    As of March 31, 2012 and December 31, 2011, we had approximately $0.5 million and $0.4 million, respectively, of accounts payable which were aged over 180 days. Management has reached agreements with many of these vendors to pay overdue amounts over time. Generally, the terms for our trade payables are 30 days from the date of receipt. Certain vendors require partial or full prepayment, especially for parts unique to Lucid orders.

        As of March 31, 2012 and December 31, 2011, we had accounts receivable of approximately $0.2 and $0.4 million, respectively. We generally request 50% prepayment from all direct sales customers, with the balance due 30 days after shipment, although in certain circumstances we require the full balance prior to shipment. Amounts collected prior to the recognition of revenue are recognized as customer deposits and are included in "accrued expenses and other current liabilities." We characterize our relationships with our distributors as excellent and we generally require full payment within 30 days of shipment to our distributors.

        Warrants.    At March 31, 2012, we had 2,215,680 warrants outstanding at a weighted average exercise price of $5.86. These warrants were issued primarily with historical convertible debt offerings, as well as in the common units sold in our recent initial public offering.

        Stock Options.    At March 31, 2012, we had 1,995,274 stock options outstanding at a weighted average exercise price of $5.81.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of March 31, 2012 and as of the date of this report.

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

Critical Accounting Policies and Estimates

        During the quarter ended March 31, 2012, there were no significant changes in our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for a more complete discussion of our estimates and critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of March 31, 2012 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

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

Item 1A.    Risk Factors

        Other than as described below, there were no material changes to the risk factors disclosed in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations)).

As an emerging growth company ("EGC") under the Jumpstart Our Business Startups Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

        As an EGC under the Jumpstart Our Business Startups Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. In addition, for so long as we are an EGC, which is up to five years, we will not be required to:

  •
  have an auditor report on our internal controls on financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;

  •
  comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis);

  •
  submit certain executive compensation matters to shareholder nonbinding advisory votes, such as say on pay and say on frequency, which we are currently exempt from; and

  •
  disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer's compensation to median employee compensation; and

  •
  comply with new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        Set forth below is information regarding shares of common stock (including debt convertible into shares of common stock), preferred stock and warrants issued by us during the three months ended

March 31, 2012 that were not registered under the Securities Act of 1933 as amended, or Securities Act. Also included is the consideration, if any, received by us for such shares and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

  a.
  Shares Underlying, and Shares Issued Pursuant to Exercise of, Stock Options

        During 2012, we issued to certain of our officers, directors and employees an aggregate of 8,800 shares of our common stock at a per share exercise price of $0.30 pursuant to exercises of stock options granted under our Year 2000 Stock Option Plan.

  b.
  Convertible Debt Instruments; Exchanges of Convertible Debt Instruments

        In December 2011, we issued 379,406 shares of our common stock in consideration for the conversion of principal and accrued interest related to convertible notes that were issued pursuant to our 2009 Convertible Debt Offering. In February 2012, we issued an additional 82,647 shares of our common stock in final consideration for this conversion. In the aggregate, these shares were issued at a conversion price of approximately $1.93. These unregistered securities were issued to two investors, both of whom are "accredited investors" as defined in Rule 501 of Regulation D.

        No underwriters were involved in the foregoing issuances of securities. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Acts as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        The recipients of securities in each of these transactions described above (i) received written disclosures that the applicable securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration, and (ii) represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

        All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The certificates representing the foregoing securities included appropriate legends setting forth that the applicable securities have not been registered and the applicable restrictions on transfer.

Use of Proceeds from Registered Securities

        On December 30, 2011, we completed our initial public offering, selling 1,388,000 units at an offering price of $4.20 per unit. We offered our units, each consisting of one share of common stock and one warrant, in our initial public offering pursuant to a registration statement on Form S-1, as amended (File No. 333-173555). The underwriters in the offering were Roth Capital Partners and Maxim Group LLC. Aggregate gross proceeds from the initial public offering were $5.8 million and net proceeds received after underwriting fees and offering expenses were approximately $5.1 million. As of March 31, 2012, the Company had used approximately $3.6 million of the net proceeds of the offering.

Item 3.    Defaults Upon Senior Securities

        Not Applicable

Item 4.    Mine Safety Disclosures

        Not Applicable

Item 5.    Other Information

        Not Applicable

Item 6.    Exhibits

4.1	Warrant Agreement, dated December 30, 2011, between Lucid, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on January 4, 2012)
4.2	Unit Purchase Option between Lucid, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the SEC on January 4, 2012)
4.3	Unit Purchase Option between Lucid, Inc. and Maxim Partners LLC (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed with the SEC on January 4, 2012)
†10.1
Separation Agreement, Including Release and Waiver of Claims, dated January 30, 2012, between Lucid, Inc. and Marcy Davis-McHugh (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 3, 2012)
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
††101
The following material from Lucid Inc.'s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.

††
XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCID, INC.
By:	/s/ L. MICHAEL HONE
	Name:	L. Michael Hone
	Title:	Chief Executive Officer

Date: May 14, 2012