Form 10-Q
period 2012-06-30
LUCID INC
filed 2012-08-14
CIK 752902

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

        As of August 9, 2012, 8,110,888 shares of Registrant's common stock were outstanding.

LUCID, INC.

Quarterly Report on Form 10-Q
For the Period Ended June 30, 2012

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

LUCID, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,735	$4,896,141
Accounts receivable	304,661	389,894
Inventories—net	341,513	729,875
Prepaid expenses and other current assets	115,959	82,832

Total current assets	907,868	6,098,742

PROPERTY AND EQUIPMENT—Net	175,723	115,337
DEFERRED FINANCING COSTS—Net	60,253	62,046
OTHER ASSETS	16,987	13,824

TOTAL ASSETS	$1,160,831	$6,289,949

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt—net	$328,690	$3,291,166
Current portion of long-term debt—related parties, net		40,458
Accounts payable	1,586,396	1,393,763
Accrued expenses and other current liabilities	1,292,970	1,179,056
Current portion of deferred revenue	30,613	8,433

Total current liabilities	3,238,669	5,912,876
LONG-TERM DEBT	152,421	353,206
WARRANT LIABILITY	215,451	687,580
NOTES PAYABLE—RELATED PARTIES	2,340,793
OTHER LONG-TERM LIABILITIES	274,648	1,507

TOTAL LIABILITIES	6,221,982	6,955,169
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common Stock—par value $.01 per share; 60,000,000 authorized; 7,843,724 and 7,840,477 issued and outstanding on June 30, 2012 and December 31, 2011, respectively	78,437	78,405
Additional paid-in capital	37,231,025	35,907,806
Accumulated deficit	(42,370,613)	(36,651,431)

TOTAL STOCKHOLDERS' DEFICIT	(5,061,151)	(665,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,160,831	$6,289,949

See notes to unaudited condensed consolidated financial statements.

LUCID, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE:
Product sales	$571,749	$787,388	$889,558	$1,435,674
Non-product revenue		87,081		174,162

Total revenue	571,749	874,469	889,558	1,609,836
OPERATING EXPENSES:
Cost of revenue	507,780	430,230	867,436	728,620
General and administrative	1,367,378	1,493,265	2,988,079	2,611,899
Sales and marketing	308,439	312,267	995,303	656,348
Engineering, research and development	1,040,025	342,356	1,743,337	675,638

Total operating expenses	3,223,622	2,578,118	6,594,155	4,672,505
LOSS FROM OPERATIONS	(2,651,873)	(1,703,649)	(5,704,597)	(3,062,669)
OTHER INCOME (EXPENSE):
Interest expense	(51,294)	(526,719)	(116,605)	(988,574)
Loss on extinguishment of debt	(59,506)		(366,284)
Fair value adjustment of warrants	424,871	18,119	472,129	(94,850)
Other income (expense)	(736)	1,910	(3,825)	424

NET LOSS	$(2,338,538)	$(2,210,339)	$(5,719,182)	$(4,145,669)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS (Note 8)	$(2,338,538)	$(9,116,905)	$(5,719,182)	$(11,052,235)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.30)	$(4.21)	$(0.73)	$(5.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,821,058	2,164,523	7,806,241	2,163,846

See notes to unaudited condensed consolidated financial statements.

LUCID, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,719,182)	$(4,145,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,141	151,017
Stock-based compensation	1,023,488	1,013,598
Warrants issued for services		39,365
Fair value adjustment of warrants	(472,130)	94,850
Loss on extinguishment of debt	366,284
Accretion of debt discount	105,927	540,508
Change in:
Accounts receivable	85,233	(72,021)
Inventories	388,362	(592,629)
Prepaid expenses and other current assets	(33,127)	85,027
Other assets	(3,163)
Accounts payable	192,633	(18,994)
Accrued expenses and other current liabilities	117,204	472,339
Other liabilities	295,322	(167,391)

Net cash used in operating activities	(3,630,008)	(2,600,000)

CASH FLOWS FROM INVESTING ACTIVITIES—Purchases of property and equipment	(75,775)	(78,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debt		1,750,000
Borrowings on note payable—related parties	2,340,793
Repayments of debt	(3,346,279)	(331,738)
Loan acquisition costs	(62,034)	(216,500)
Issuance of common units	20,257
Issuance of common stock	2,640	2,150
Proceeds from warrant exercises		739,218

Net cash (used in) provided by financing activities	(1,044,623)	1,943,130

NET DECREASE IN CASH	(4,750,406)	(735,600)
CASH—Beginning of period	4,896,141	839,075

CASH—End of period	$145,735	$103,475

SUPPLEMENTAL CASH FLOW DATA—Cash paid for interest	$62,939	$60,667

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Refinance of loan acquisition costs, net, with note payable	$26,162

Refinance of debt discount, net, with note payable	$36,633

Issuance of warrants in connection with debt issuance		$1,020,232

Issuance of warrants in connection with note payable—related parties		$44,060

Issuance of promissory note in exchange for accrued interest		$49,533

Issuance of promissory note in exchange for accounts payable		$86,103

See notes to unaudited condensed consolidated financial statements.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

        Lucid, Inc. (Lucid) and its wholly-owned subsidiary, Lucid International Ltd. (LIL) (collectively, the "Company"), is a medical device company that designs, manufactures and sells non-invasive cellular imaging devices that assist physicians in the early detection of disease. The Company sells its products in the United States and numerous foreign countries and is headquartered in Rochester, New York. In August 2012, the Company announced that it is operating under a new company name, Caliber Imaging & Diagnostics, Inc., or Caliber ID.

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

        The Company's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The year-end balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results for any subsequent period or for the entire fiscal year ending December 31, 2012.

        Certain immaterial reclassification adjustments have been made to the prior year financial statements to reclassify certain operating costs from General and administrative and Sales and marketing to Engineering, research and development in the accompanying condensed consolidated statements of operations to conform to the current year presentation.

2. LIQUIDITY AND CAPITAL RESOURCES

        The Company has incurred net losses of approximately $5.7 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively. In addition, the Company had a stockholders' deficit balance of approximately $5.1 million at June 30, 2012 and $0.7 million at December 31, 2011. Furthermore, the Company's current forecast for fiscal 2012 projects a significant net loss, and projects a need for additional capital to fund its operations beyond 2012. The Company continues to explore strategic alternatives to finance its business plan, including but not limited to, private equity or debt

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

2. LIQUIDITY AND CAPITAL RESOURCES (Continued)

financings or other sources, such as strategic partnerships. The Company is also focusing on increasing sales of its products to generate cash flows to fund its operations.

        There can be no assurance that the Company will be successful in its plans described above or in attracting additional debt or equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        There were no material changes to the summary of significant accounting policies disclosed in Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

        Fair Value Measurements—The Company considers warrants that are not indexed to the Company's own stock to be classified as Level 3 in the fair value hierarchy. This subset of warrants are not publicly traded and are classified as liabilities. Level 3 valuations are based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. During the six months ended June 30, 2012, the Company did not grant any warrants not indexed to the Company's own stock. During the six months ended June 30, 2011, the Company granted 438,918 warrants at a weighted average exercise price of $4.13. The following table presents the change in Level 3 liabilities:

	Six Months Ended June 30,
	2012	2011
Balance at January 1	$687,580	$1,674,170
Warrants issued		1,103,657
Fair value adjustment	(472,129)	94,850

Balance at June 30	$215,451	$2,872,677

        Management estimated the fair value of these warrants using the Black-Scholes pricing model. The most significant input to the model is the Company's stock price which management estimated to be $1.99 and $8.88 at June 30, 2012 and 2011, respectively.

        The Company's financial instruments consist principally of accounts receivable, accounts payable and debt. The Company classifies its outstanding debt as Level 2 in the fair value hierarchy and estimates that its carrying value approximated fair value as of June 30, 2012. This estimate is based on acceptable valuation methodologies which use market data of similarly sized and situated debt issuers.

        Recently Issued Accounting Pronouncements—In the normal course of business, the Company evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants and other authoritative accounting bodies to determine the potential impact they may have on the Company's consolidated financial statements. Based upon this review, management does not expect any of the recently issued accounting pronouncements to have a material impact on the Company's condensed consolidated financial statements.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

4. INVENTORIES

        The components of inventories are as follows at:

	June 30, 2012	December 31, 2011
Raw materials	$311,839	$468,053
Finished goods	76,899	100,566
Offsite demo equipment	135,473	183,256
Less inventory reserve	(182,698)	(22,000)

	$341,513	$729,875

        Offsite demo equipment represents the cost of products physically located at customer locations, during an orientation period for which the Company retains title. As such, no depreciation expense has been recorded on these units. Excess, obsolete or expired inventory are adjusted to net realizable value, through inventory reserve, based primarily on how long the inventory has been held as well as the Company's estimate of forecasted net sales of the product.

5. NOTE PAYABLE—RELATED PARTIES

        At June 30, 2012 and December 31, 2011, $0 and approximately $40,000, respectively, was outstanding under a promissory note with the Company's Chief Science Officer which bore interest at 6% and matured and was paid in January 2012.

        In May 2012, the Company entered into a Loan and Security Agreement (the "2012 Interim Loan"), under which the Company borrowed approximately $2.3 million from an affiliate of the Company. See Note 6—2011 Credit Facility for additional information.

        In July 2012, the Company borrowed $7.0 million from the same affiliate pursuant to a Loan and Security Agreement (the "2012 Term Loan"). The 2012 Term Loan refinanced the 2012 Interim Loan and matures in July 2017. The Company may prepay the 2012 Term Loan at any time, subject to certain notice requirements. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014. The 2012 Term Loan is secured by all of the Company's assets. In connection with the closing of the 2012 Term Loan, the Company issued 167,164 shares of the Company's common stock to the affiliate.

        The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. The 2012 Term Loan also contains customary events of default.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

6. DEBT

        Long-term debt consisted of the following at:

	June 30, 2012		December 31, 2011
2011 Credit Facility	$		$2,583,333
2010/2011 Convertible Debt Offering			600,000
Promissory Notes Payable		481,111	600,309
Note payable in monthly installments of $707, including interest through June 2012.			3,290

			3,786,932
Less debt discount			(142,560)

		481,111	3,644,372
Current portion of long-term debt		(328,690)	(3,291,166)

Long-term debt—net of discount and current portion		$152,421	$353,206

        2011 Credit Facility—In July 2011, the Company entered into a Loan and Security Agreement with an institutional lender (the "2011 Credit Facility"), under which the Company borrowed $3.0 million in term loans for general working capital purposes and to refinance the Company's preexisting line of credit. These term loans had an interest rate of 7.25%, and were due in monthly payments of principal and accrued interest over thirty-six months.

        On March 30, 2012, the Company entered into a forbearance agreement with the lender, and on April 30, 2012, the Company entered into an amended forbearance agreement to extend the forbearance period and to establish a new loan maturity date of May 7, 2012. On May 7, 2012, the Company repaid in full the 2011 Credit Facility with the proceeds from an approximate $2.3 million term loan made pursuant to the Secured Demand Promissory Note dated as of May 7, 2012. The 2012 Interim Loan bore interest at the rate of 7% per annum. In July 2012, the 2012 Interim Loan was paid in full with the proceeds of the 2012 Term Loan. See Note 5—Note Payable—Related Parties for additional information.

        In connection with the repayment of the 2011 Credit Facility, the Company wrote off the remaining balance of the loan acquisition costs and debt discount, resulting in the recognition of a loss on extinguishment of approximately $60,000 in the second quarter of 2012.

        Convertible Promissory Notes ("2010/2011 Convertible Debt Offering")—The Company issued convertible promissory notes to new investors during November 2010 totaling $2.1 million and in January 2011 totaling $1.8 million. In addition, holders of other Company debt exchanged their convertible debentures plus accrued interest, totaling $1.8 million for 2010/2011 Convertible Debt Offering notes. The notes bore interest at 8% and converted into common stock on December 30, 2011 at the closing of the Company's IPO. Three holders totaling $0.6 million in principal waived their registration rights under the agreement and, in January 2012, were paid an amount equal to the value of the common stock that would have been issued to them had their principal and accrued interest converted into common stock according to the terms of the agreement.

        Promissory Notes—As of June 30, 2012 and December 31, 2011, the Company had $0.5 million and $0.6 million, respectively, outstanding under two promissory notes that do not accrue interest, with maturity dates in 2012 and 2014. At June 30, 2012, $0.3 million of these liabilities were classified as current.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

7. REDUCTION IN WORK FORCE

        In January 2012 and in June 2012, the Company implemented restructuring plans resulting in work force reductions. The Company took these steps to streamline the Company's infrastructure and lower overall operating expenses. In connection with these restructurings, the Company recognized expenses of approximately $119,000 during the six months ended June 30, 2012 and had $73,000 accrued at June 30, 2012 which will be paid by the end of the fourth quarter of 2012.

        In January 2012 and in June 2012, the Company and certain officers of the Company mutually agreed to terminate their employment relationships. The Company recognized expenses of approximately $642,000 during the six months ended June 30, 2012 which will be paid in installments through the first quarter of 2015. At June 30, 2012, $563,000 was accrued for this liability, of which approximately $275,000 was long-term in nature and recorded as "Other Long-Term Liabilities" on the Company's condensed consolidated balance sheet.

8. NET LOSS PER COMMON SHARE DATA

        The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share, as well as a reconciliation of the numerator and denominator used in the computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,338,538)	(2,210,339)	$(5,719,182)	(4,145,669)
Loss on deemed Preferred Stock redemption		(6,906,566)		(6,906,566)

Net loss attributable to common stockholders	$(2,338,538)	(9,116,905)	$(5,719,182)	(11,052,235)
Denominator:
Weighted-average common shares outstanding	7,821,058	2,164,523	7,806,241	2,163,846
Basic and diluted net loss per common share	$(0.30)	(4.21)	$(0.73)	(5.11)

        The weighted-average common shares outstanding above includes 100,000 shares underlying exercisable options nominally priced at $0.02 per share.

        The following equivalent shares were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive:

	Six Months Ended June 30,
	2012	2011
Options to purchase common stock	1,811,941	2,081,774
Warrants	2,215,680	636,276
Restricted stock	122,167	191,166
Convertible preferred stock (as converted basis)		1,448,333

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

9. EQUITY

        In December 2011, the Company issued 379,406 shares of common stock in consideration for the conversion of principal and accrued interest related to convertible notes that were issued pursuant to its 2009 Convertible Debt Offering. In February 2012, the Company recorded a loss on extinguishment of debt of approximately $0.3 million relating to the issuance of an additional 82,647 shares of the Company's common stock in final consideration for this conversion. (See Note 6) In the aggregate, these shares were issued at a conversion price of approximately $1.93.

        In January 2011, the Company's underwriters exercised their option to purchase 5,300 additional common units of the Company, in connection with the Company's IPO which closed in December 2011.

        As part of a restructuring of the board of directors of the Company, five members resigned in February 2012. As a result, the individuals forfeited 93,500 shares of restricted stock, in aggregate.

10. SEGMENT INFORMATION

        The Company operates in one reportable segment—the research, development and sale of medical devices to diagnose disease. The Company's chief operating decision maker reviews financial information for the Company as a whole for purposes of allocating resources and evaluating financial performance. Substantially all long-lived assets of the Company are in the United States. Sales for each significant geographical area are as follows:

	Three months Ended June 30,				Six months Ended June 30,
	2012		2011		2012		2011
	Product Sales	%	Product Sales	%	Product Sales	%	Product Sales	%
	(in millions)		(in millions)		(in millions)		(in millions)
North America	0.1	14%	0.1	13%	0.2	26%	0.2	17%
Europe	0.1	23%	0.4	49%	0.3	37%	0.7	48%
Asia	0.2	36%	0.1	16%	0.2	20%	0.2	14%
Latin America	0.2	27%	0.1	11%	0.2	17%	0.2	15%
Australia			0.1	11%			0.1	6%

Total	0.6	100%	0.8	100%	0.9	100%	1.4	100%

11. RELATED PARTIES

        Notes payable due to related parties are discussed in Note 5 and the fee entitlement due to an affiliate in relation to the 2011 Credit Facility is discussed under "2011 Credit Facility" in Note 6.

        At June 30, 2012 and December 31, 2011, respectively, the Company had a total of approximately $1,000 and $46,000 included in accounts payable due to related parties. Related parties include the Company's officers, directors, or beneficial holders of more than 10% of the Company's outstanding common stock. At June 30, 2012 and December 31, 2011, respectively, the Company had a total of approximately $34,000 and $191,000 included in accrued expenses due to related parties.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

12. SUBSEQUENT EVENTS

        In July 2012, the Company borrowed $7.0 million from an affiliate pursuant to a Loan and Security Agreement The 2012 Term Loan refinanced the 2012 Interim Loan and matures in July 2017. The Company may prepay the 2012 Term Loan at any time, subject to certain notice requirements. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014. The 2012 Term Loan is secured by all of the Company's assets. In connection with the closing of the 2012 Term Loan, the Company issued 167,164 shares of the Company's common stock to the affiliate.

        The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. The 2012 Term Loan also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable.

        In August 2012, the Company announced that it is operating under a new company name, Caliber Imaging & Diagnostics, Inc., or Caliber ID.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our expectations as to our plans and strategy for our business, future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in this Quarterly Report on Form 10-Q.

Overview

        We are a medical device company that designs, manufactures and sells non-invasive cellular imaging devices enabling physicians to image and diagnose skin disease in real time without a biopsy. Devices using our Rapid Cell ID technology allow physicians to detect and diagnose skin disease, including basal cell carcinoma, melanoma, and inflammatory and pigmentary disorders. Rapid Cell ID technology offers physicians the option to non-invasively diagnose, monitor and follow-up the non-invasive treatment of basal cell carcinoma, and includes the capacity to visualize the margins of the disease prior to surgery, improving patient outcomes. We have developed an integrated platform of tools, including the VivaScope® 1500 and VivaScope® 3000 Rapid Cell ID Imagers along with our telepathology service that can be used by doctors, surgeons, and research laboratories. Our tools are already in use by doctors and researchers in major academic hospitals.

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

        We have devoted substantially all of our resources to the development of our Rapid Cell ID technology and telepathology service, which expenses have included research and development, conducting clinical investigation for our product candidates, protecting our intellectual property and the general and administrative support of these operations. While we have generated revenue through product sales, we have funded our operations largely through multiple rounds of private debt and equity financings. We believe that our existing cash and cash equivalents will allow us to fund our operating plan through the fourth quarter of 2012. We have never been profitable and we reported net losses of approximately $5.7 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we had an accumulated deficit of approximately $5.1 million. We expect to incur operating losses for the foreseeable future as we invest substantial resources to promote the commercialization, and attempt to achieve widespread adoption, of our products. We will require additional financing to support these and other operating activities. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses and sales and marketing expenses will increase along with general and administrative costs, as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

        Our revenues consist of product revenue and non-product revenue. Product revenues consist of revenues derived from the sale of our products and services, primarily VivaScopes, as well as an immaterial amount of revenue from maintenance and support services. We recognize product revenue when evidence of an agreement exists, title has passed (generally upon shipment) or services have been rendered. When product sales do not include installation or training, such as for all distributor sales and many direct sales, revenue is recognized upon shipment. Certain direct sales contracts require installation at the customer's location prior to acceptance. As such, revenue recognition on these contracts is delayed until all aspects of delivery, including installation, are complete. In addition, should the contract include training, revenue recognition is delayed until training is complete. Non-product revenue, which to date has been in the form of a payment from a European distributor for certain rights including a license to use certain technology in defined geographic areas, is recognized as earned.

        Our Rapid Cell ID technology platform includes:

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

        During the first quarter of 2012, we began a program to enhance the functionality of our existing In-Vivo Confocal Imagers (the "2012 Enhancement Program"). We expect the 2012 Enhancement Program to be substantially completed before September 30, 2012. The 2012 Enhancement Program has, and is expected to continue to, adversely affect our revenues and expenses at least through September 30, 2012. Though we feel confident that the program will be completed to our satisfaction on our expected timeline, there can be no assurance against delays or unforeseen regulatory setbacks as we re-register our products in foreign countries.

        We are an "emerging growth company", or "EGC" as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, from which we are currently exempt as a smaller reporting company, and stockholder approval of any golden parachute payments not previously approved in connection with a transaction resulting in a change of control. We expect to take advantage these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and the stock price may be more volatile.

        In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

        We could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Please see Part II, Item 1A Risk Factors.

Results of Operations

Three and Six Month Periods Ended June 30, 2012 and 2011

        We reported a consolidated net loss of $2.3 million or $(0.30) per share for the three month period ended June 30, 2012 as compared to a consolidated net loss of $2.2 million or $(4.21) per share for the three month period ended June 30, 2011. Additional net losses for the three months ended June 30, 2012 resulted from increased operating costs primarily related to the 2012 Enhancement Program, employee related termination costs, an increase in warranty costs over the comparable period, and an overall decrease in sales over the three months ended June 30, 2011.

        We reported a consolidated net loss of $5.7 million or $(0.73) per share for the six month period ended June 30, 2012 as compared to a consolidated net loss of $4.1 million or $(5.11) per share for the six month period ended June 30, 2011. Additional net losses for the six months ended June 30, 2012 resulted from increased operating costs primarily related to employee related termination costs as well as substantial increases in warranty expenses. Additional operating costs were incurred related to the 2012 Enhancement Program combined with the significant decrease in sales over the comparable period.

        The following presents a more detailed discussion of our consolidated operating results:

        Product sales.    For the three months ended June 30, 2012 and 2011, we recorded sales of our products of $0.6 million and $0.8 million, respectively. The decrease was primarily attributed to decreases in sales of $0.3 million in Europe, and $0.1 million in Australia, offset by increases in Asia and Latin America. During the six months ended June 30, 2012 and 2011, we recorded sales of our products of $0.9 million and $1.4 million, respectively. During the six months ended June 30, 2012, we began a significant enhancement program to increase the speed and functionality of our VivaScope confocal imagers (the "2012 Enhancement Program"). We believe sales of our existing products have been negatively impacted during 2012 primarily since we informed our key distributors at the end of 2011 about the 2012 Enhancement Program. We expect the 2012 Enhancement Program to be substantially completed before September 30, 2012, and that the project will continue to adversely affect our revenues at least through September 30, 2012. Percentages of total product sales by geographic region are as follows:

	Three months Ended June 30,				Six months Ended June 30,
	2012		2011		2012		2011
	Product Sales	%	Product Sales	%	Product Sales	%	Product Sales	%
	(in millions)		(in millions)		(in millions)		(in millions)
North America	$0.1	14%	$0.1	13%	$0.2	26%	$0.2	17%
Europe	0.1	23%	0.4	49%	0.3	37%	0.7	48%
Asia	0.2	36%	0.1	16%	0.2	20%	0.2	14%
Latin America	0.2	27%	0.1	11%	0.2	17%	0.2	15%
Australia			0.1	11%			0.1	6%

Total	$0.6	100%	$0.8	100%	$0.9	100%	$1.4	100%

        Non-Product Revenue.    For the three and six months ended June 30, 2011, we recorded non-product revenue of $0.1 and $0.2 million, respectively. We entered into distribution and supply agreements with a European distributor in 2006, under which we granted an exclusive license to use our dermatologic imaging systems and software for a fee of $1.8 million. The license amount was recognized on a straight-line basis over a period of five years ending in December 2011.

        Cost of revenue.    For the three months ended June 30, 2012 and 2011, we incurred cost of revenue of $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2012 and 2011, we incurred cost of revenue of $0.9 million and $0.7 million, respectively. The increase in cost of sales for the three month and six month periods reflects an increase in warranty related costs as well as charges to increase our warranty reserves.

        General and administrative expenses.    General and administrative expenses consist primarily of salaries and benefits, professional fees, occupancy costs for our facilities, insurance costs and general corporate expenses. For the three months ended June 30, 2012, general and administrative expenses totaled $1.4 million, a decrease of $0.1 million from the same period last year. The decrease resulted primarily from decreases of $0.4 million in professional fees after completion of our initial public offering in 2011 and a decrease in stock based compensation of $0.1 million resulting from employee terminations. Offsetting these decreases was an increase of $0.4 million due to severance benefits. For the six months ended June 30, 2012, general and administrative expenses totaled $3.0 million, an increase of $0.4 million from the same period last year. The increase resulted primarily from charges of $0.7 million related to the reductions in work force during the current year. These increases were offset by a decrease of approximately $0.4 million in professional fees after completing IPO in 2011.

        Sales and marketing expenses.    The Company primarily sells its products through a direct sales force in North America and through distributors outside of North America. Sales and marketing expenses consist primarily of salaries and benefits and general marketing expenses. For the three months ended June 30, 2012, sales and marketing expenses totaled $0.3 million which was consistent with the comparable period of the prior year. For the six months ended June 30, 2012, sales and marketing expenses totaled $1.0 million, an increase of $0.3 million from the comparable period of the prior year. This increase resulted from an increase of $0.2 million in expenses related to physician education, reimbursement consulting and marketing support. We expect sales and marketing expenses to increase during the remainder of 2012 as a result of increased efforts surrounding the release of our new products resulting from the 2012 Enhancement Program.

        Engineering, research and development expenses.    Engineering, research and development expenses consist primarily of salaries and benefits and material costs used in the development of new products and product improvements. For the three months ended June 30, 2012, engineering, research and development expenses totaled $1.0 million, an increase of $0.7 million from the same period in the prior year. This increase resulted from an increase in $0.3 million of expenses resulting from the 2012 Enhancement Program, increased stock-based compensation charges of $0.1 million, and severance benefits of $0.1 million. For the six months ended June 30, 2012, engineering, research and development expenses totaled $1.7 million, an increase of $1.1 million from the same period in the prior year. This increase primarily resulted from an increase in $0.5 million of additional expenses resulting from the 2012 Enhancement Program, increased stock-based compensation charges of $0.3 million and increases of $0.2 of severance benefits and wages.

        Interest expense.    Interest expense decreased $0.5 million from $0.5 million for the three months ended June 30, 2011 to $50,000 for the three months ended June 30, 2012. Interest expense decreased $0.9 million from $1.0 million for the six months ended June 30, 2011 to $0.1 million for the six months ended June 30, 2012. The decrease in interest expense for the three and six months ended June 30, 2012 was a result of the conversion to equity of the debt underlying our 2010/2011 and July 2011 Convertible Debt Offerings upon the completion of our IPO.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt was $0.1 million and $0.4 million for the three and six months ended June 30, 2012, respectively, as compared to no such charges for the comparable periods of 2011. The increase in the loss was a result of the extinguishment of the 2011 Credit Facility and the corresponding loss recorded during the three months ended June 30, 2012 as well as the loss recorded as a result of the issuance of an additional 82,647 shares of the Company's common stock in final consideration for the conversion of the 2009 Convertible Debt Offering upon completion of the IPO. The additional shares were issued in February 2012 resulting in a loss of $0.3 million. An additional $0.1 million loss was recorded in relation to the extinguishment of the 2011 Credit Facility during the six months ended June 30, 2012.

        Fair value adjustment of warrants expense.    For the three months ended June 30, 2012 and 2011, we recognized income of $0.4 million and $18,000, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock. For the six months ended June 30, 2012 and 2011, we recognized income of $0.5 million and $0.1 million in expense, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock.

Liquidity and Capital Resources

        As of June 30, 2012, we had $0.9 million in current assets and $3.2 million in current liabilities, resulting in a working capital deficit of $2.3 million. As of December 31, 2011, we had $6.1 million in current assets and $5.9 million in current liabilities, respectively, resulting in working capital of $0.2 million. Our working capital decreased during the six months ended June 30, 2012 primarily as a result of operating losses, partially offset by a reclassification of short-term debt into long-term debt. Our current assets consist of cash, accounts receivable, inventories, prepaid expenses and other. Our current liabilities consist of the current portion of our long-term debt, accounts payable, accrued expenses, and deferred revenue.

        We anticipate that we will continue to generate losses for the next several years as we develop and expand our product offerings, conduct clinical trials and work to establish reimbursement for services performed with our products, seek to commercialize our products and expand our corporate infrastructure. We believe that our existing cash and cash equivalents will allow us to fund our operating plan through the fourth quarter of 2012.

        We will require significant amounts of additional capital in the future, and such capital may not be available when we need it on terms that we find favorable, if at all. We are currently seeking to raise these funds through debt financing and/or private equity offerings, although we may seek to raise funds through public or private equity offerings, debt financings, credit facilities, or partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations. Prevailing market conditions may not allow for such a fundraising or new investors may not be prepared to purchase our securities at prices that are greater than the purchase price of shares sold in our initial public offering.

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

  •
  the scope, progress, results and costs of researching and developing our future product candidates, conducting clinical trials and establishing reimbursement;

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

Summary of Cash Flows

	For the Six Months Ended June 30,
	2012	2011
Operating activities	$(3,630,008)	$(2,600,000)
Investing activities	(75,775)	(78,730)
Financing activities	(1,044,623)	1,943,130
Net (decrease) in cash and cash equivalents	(4,750,406)	(735,600)

        Net cash used in operating activities.    Cash used in operating activities was $3.6 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively. The increase in cash used in operating activities resulted from the increase in net loss of $1.6 million, partially offset by decreased spending for inventory during the six months ended June 30, 2012.

        Net cash used in investing activities.    Cash used in investing activities was $0.1 and $0.1 million for the six months ended June 30, 2012 and 2011, respectively, and represents the purchases of fixed assets during these periods.

        Net cash used in (provided) by financing activities.    Cash used in financing activities was $1.0 million for the six months ended June 30, 2012 primarily due to payments of $2.6 million on the Company's 2011 Credit Facility and a cash payment of $0.6 million of principal to certain holders of the 2010/2011 Convertible Debt Offering that did not convert to equity at the close of our IPO. These outflows were offset by the proceeds from the 2012 Interim Loan. Cash provided by financing activities was $1.9 million for the six months ended June 30, 2011 resulting from proceeds from the 2010/2011 Convertible Debt Offering.

        Credit Facilities.    In July 2011, we entered into a Loan and Security Agreement with an institutional lender (the "2011 Credit Facility"), under which we borrowed $3.0 million in term loans for general working capital purposes and to refinance our preexisting line of credit. In March and April 2012, we entered into forbearance agreements with the lender and in May 2012 we repaid the 2011 Credit Facility in full with proceeds from an approximate $2.3 million term loan (the "2012 Interim Loan") with an affiliate.

        In July 2012, we borrowed $7.0 million from the same affiliate pursuant to a Loan and Security Agreement (the "2012 Term Loan"), which refinanced the 2012 Interim Loan and matures in July 2017. We may prepay the 2012 Term Loan at any time, subject to certain notice requirements. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014. The 2012 Term Loan is secured by all of the Company's assets.

        The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. The 2012 Term Loan also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable.

        Promissory Notes.    As of June 30, 2012 and December 31, 2011, we had $0.5 and $0.6 million, respectively, outstanding under two promissory notes that do not accrue interest.

        Trade Payables and Receivables.    As of June 30, 2012 and December 31, 2011, we had approximately $0.4 million and $0.4 million, respectively, of accounts payable which were aged over 180 days. Management has reached understandings with many of these vendors to pay overdue amounts over time, although, there can be no assurance that these favorable understanding will continue.

Generally, the terms for our trade payables are 30 days from the date of receipt. Certain vendors require partial or full prepayment, especially for parts unique to our orders.

        As of June 30, 2012 and December 31, 2011, we had accounts receivable of approximately $0.3 and $0.4 million, respectively. We generally request 50% prepayment from all direct sales customers, with the balance due 30 days after shipment, although in certain circumstances we require the full balance prior to shipment of devices. Amounts collected prior to the recognition of revenue are recognized as customer deposits and are included in "accrued expenses and other current liabilities." We characterize our relationships with our distributors as excellent and we generally require full payment within 30 days of shipment to our distributors.

        Warrants.    At June 30, 2012, we had 2,215,680 warrants outstanding at a weighted average exercise price of $5.86. These warrants were issued primarily in connection with post convertible debt offerings, as well as in the common units sold in our recent initial public offering.

        Stock Options.    At June 30, 2012, we had 1,911,941 stock options outstanding at a weighted average exercise price of $5.78.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of June 30, 2012 and as of the date of this report.

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

Critical Accounting Policies and Estimates

        During the quarter ended June 30, 2012, there were no significant changes in our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for a more complete discussion of our estimates and critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of June 30, 2012 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Other than as described below, there were no material changes to the risk factors disclosed in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011, other than as set forth in Part II. Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations)).

Our products require regulatory approvals outside the United States and failure to obtain such approvals or to comply with ongoing regulatory requirements in each regulatory market or country could subject our product to restrictions or withdrawal from that market.

        Any product for which we obtain regulatory approval will be subject to continual review and periodic inspections by each regulatory body where we operate. Regulatory approval of our products may be subject to limitations on the indicated uses for which the products may be marketed or contain requirements for costly post marketing testing and surveillance to monitor the safety or effectiveness of the products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties. The Company is currently renewing its registration in China and such renewal unless completed on a timely basis may have an adverse impact on sales.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        Not Applicable

Use of Proceeds from Registered Securities

        On December 30, 2011, we completed our initial public offering, selling 1,388,000 units at an offering price of $4.20 per unit. We offered our units, each consisting of one share of common stock and one warrant, in our initial public offering pursuant to a registration statement on Form S-1, as amended (File No. 333-173555). The underwriters in the offering were Roth Capital Partners and Maxim Group LLC. Aggregate gross proceeds from the initial public offering were $5.8 million and net proceeds received after underwriting fees and offering expenses were approximately $5.1 million. As of June 30, 2012, the Company had used all of the net proceeds of the offering.

Item 3.    Defaults Upon Senior Securities

        Not Applicable

Item 4.    Mine Safety Disclosures

        Not Applicable

Item 5.    Other Information

        Not Applicable

Item 6.    Exhibits

10.1	Forbearance Agreement and First Amendment to Loan and Security Agreement, dated as of March 30, 2012 by and between Lucid, Inc. and Square 1 Bank (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on April 5, 2012)
10.2
First Amendment to Forbearance Agreement and Second Amendment to Loan and Security Agreement, dated as of April 30, 2012, by and between Lucid, Inc. and Square 1 Bank (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 4, 2012)
10.3
Secured Demand Promissory Note, dated as of May 7, 2012, issued by Lucid, Inc. to Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 11, 2012)
10.4
Security Agreement, dated as of May 7, 2012 , by and between Lucid, Inc. and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on May 11, 2012)

10.5	Guaranty, dated as of May 7, 2012, by L. Michael Hone in favor of Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on May 11, 2012)
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††101
The following material from Lucid Inc.'s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: August 14, 2012