Form 10-Q
period 2012-09-30
LUCID INC
filed 2012-11-09
CIK 752902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of November 2, 2012, 8,201,952 shares of Registrant's common stock were outstanding.

LUCID, INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2012

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

LUCID, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,672,059	$4,896,141
Accounts receivable	361,082	389,894
Inventories—net	523,811	729,875
Prepaid expenses and other current assets	58,030	82,832

Total current assets	2,614,982	6,098,742

PROPERTY AND EQUIPMENT—Net	165,740	115,337
DEFERRED FINANCING COSTS—Net	6,472	62,046
OTHER ASSETS	15,992	13,824

TOTAL ASSETS	$2,803,186	$6,289,949

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt—net	$281,025	$3,291,166
Current portion of long-term debt—related parties, net	—	40,458
Accounts payable	719,956	1,393,763
Accrued expenses and other current liabilities	1,602,552	1,179,056
Current portion of deferred revenue	10,010	8,433

Total current liabilities	2,613,543	5,912,876
LONG-TERM DEBT	153,103	353,206
WARRANT LIABILITY	192,594	687,580
NOTES PAYABLE—RELATED PARTIES, net	6,681,669	—
OTHER LONG-TERM LIABILITIES	489,855	1,507

TOTAL LIABILITIES	10,130,764	6,955,169
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common Stock—par value $.01 per share; 60,000,000 authorized; 8,163,488 and 7,840,477 issued and outstanding on September 30, 2012 and December 31, 2011, respectively	81,635	78,405
Additional paid-in capital	38,020,537	35,907,806
Accumulated deficit	(45,429,750)	(36,651,431)

TOTAL STOCKHOLDERS' DEFICIT	(7,327,578)	(665,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,803,186	$6,289,949

See notes to unaudited condensed consolidated financial statements.

LUCID, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Product sales	$413,509	$777,961	$1,303,067	$2,213,635
Non-product revenue	—	87,081	—	261,243

Total revenue	413,509	865,042	1,303,067	2,474,878
OPERATING EXPENSES:
Cost of revenue	528,647	592,302	1,396,083	1,320,922
General and administrative	1,195,404	1,519,826	4,183,483	4,131,725
Sales and marketing	416,675	344,502	1,411,978	1,000,850
Engineering, research and development	1,155,966	400,647	2,899,303	1,076,285

Total operating expenses	3,296,692	2,857,277	9,890,847	7,529,782
LOSS FROM OPERATIONS	(2,883,183)	(1,992,235)	(8,587,780)	(5,054,904)
OTHER INCOME (EXPENSE):
Interest expense	(135,197)	(624,449)	(251,802)	(1,613,023)
Loss on extinguishment of debt	(56,151)	—	(422,435)	—
Fair value adjustment of warrants	22,856	288,321	494,986	193,471
Other expense	(7,462)	(1,056)	(11,288)	(632)

NET LOSS	$(3,059,137)	$(2,329,419)	$(8,778,319)	$(6,475,088)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS (Note 8)	$(3,059,137)	$(2,329,419)	$(8,778,319)	$(13,381,654)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.38)	$(1.08)	$(1.12)	$(6.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,005,820	2,164,607	7,872,767	2,164,100

See notes to unaudited condensed consolidated financial statements.

LUCID, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,778,319)	$(6,475,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,257	231,057
Stock-based compensation	1,464,089	1,581,634
Warrants issued for services	—	45,801
Fair value adjustment of warrants	(494,986)	(193,471)
Loss on extinguishment of debt	422,435	—
Accretion of debt discount	121,925	886,440
Change in:
Accounts receivable	28,812	(191,874)
Inventories	206,064	(466,497)
Prepaid expenses and other current assets	24,802	45,798
Other assets	(2,168)	(1,625)
Accounts payable	(673,807)	(129,391)
Accrued expenses and other current liabilities	440,173	855,733
Other liabilities	489,926	(255,221)

Net cash used in operating activities	(6,718,797)	(4,066,704)

CASH FLOWS FROM INVESTING ACTIVITIES—Purchases of property and equipment	(74,564)	(81,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line-of-credit	—	(2,000,000)
Borrowings on debt	—	5,620,000
Borrowings on note payable—related parties	6,652,284	300,000
Repayments of debt	(3,393,262)	(511,332)
Loan acquisition costs	(64,748)	(252,150)
Issuance of common units	20,257	—
Issuance of common stock	354,748	2,150
Proceeds from warrant exercises	—	739,218

Net cash provided by financing activities	3,569,279	3,897,886

NET DECREASE IN CASH	(3,224,082)	(250,671)
CASH—Beginning of period	4,896,141	839,075

CASH—End of period	$1,672,059	$588,404

SUPPLEMENTAL CASH FLOW DATA—Cash paid for interest	$62,939	$118,201

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Refinance of loan acquisition costs with note payable	$26,162

Refinance of debt discount with note payable	$36,633

Issuance of warrants in connection with debt issuance		$1,390,244

Issuance of warrants in connection with note payable—related parties		$152,385

Issuance of promissory note in exchange for accrued interest		$49,533

Issuance of promissory note in exchange for accounts payable		$86,103

Accrued loan acquisition costs		$27,500

See notes to unaudited condensed consolidated financial statements.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

        Lucid, Inc. operating as Caliber Imaging & Diagnostics, Inc., or Caliber I.D., and its wholly-owned subsidiary, Lucid International Ltd. (LIL) (collectively, the "Company" or "Lucid"), is a medical device company that designs, manufactures and sells non-invasive cellular imaging devices that assist physicians in the early detection of disease. The Company sells its products in the United States and numerous foreign countries and is headquartered in Rochester, New York.

        On December 30, 2011, the Company closed on an initial public offering ("IPO") of its common units. The units, each consisting of one share of common stock and one warrant, were quoted on the OTC Bulletin Board and were maintained by the Financial Industry Regulatory Authority under the symbol "LCDCU" from December 28, 2011 to February 24, 2012. Upon a mandatory separation of the units on February 27, 2012, the units ceased being quoted on the OTC Bulletin Board and the Company's common stock and warrants commenced being quoted on the OTC Bulletin Board under the symbols "LCDX" and "LCDXW," respectively.

        The Company's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The year-end balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results for any subsequent period or for the entire fiscal year ending December 31, 2012.

        Certain immaterial reclassification adjustments have been made to the prior year financial statements to reclassify certain operating costs from General and administrative and Sales and marketing to Engineering, research and development in the accompanying condensed consolidated statements of operations to conform to the current year presentation.

2. LIQUIDITY AND CAPITAL RESOURCES

        The Company has incurred net losses of approximately $8.8 million and $6.5 million for the nine months ended September 30, 2012 and 2011, respectively. In addition, the Company had a stockholders' deficit balance of approximately $7.3 million at September 30, 2012 and $0.7 million at December 31, 2011. Furthermore, the Company's current forecast for fiscal 2012 projects a significant net loss, and projects a need for additional capital to fund its operations beyond 2012. The Company continues to explore strategic alternatives to finance its business plan, including but not limited to, private equity or debt financings or other sources, such as strategic partnerships. The Company is also focusing on increasing sales of its products to generate cash flows to fund its operations.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

        Fair Value Measurements—The Company considers warrants that are not indexed to the Company's own stock to be classified as Level 3 in the fair value hierarchy. Level 3 valuations are based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. During the nine months ended September 30, 2012, the Company did not grant any warrants not indexed to the Company's own stock. During the nine months ended September 30, 2011, the Company granted 309,670 warrants at a weighted average exercise price of $8.54. The following table presents the change in Level 3 liabilities:

	Nine Months Ended September 30,
	2012	2011
Balance at January 1	$687,580	$1,674,170
Warrants issued	—	1,552,707
Fair value adjustment	(494,986)	(193,471)

Balance at September 30	$192,594	$3,033,406

        The fair value of these warrants was derived using the Black-Scholes pricing model. The most significant input to the model is the Company's stock price, which the Company estimated to be $2.00 and $8.70 at September 30, 2012 and 2011, respectively; however, a 1% increase or decrease in this input would not result in a material change in estimate.

        The Company's financial instruments consist principally of accounts receivable, accounts payable and debt. The Company classifies its outstanding debt as Level 2 in the fair value hierarchy and estimates that its carrying value approximated fair value as of September 30, 2012. This estimate is based on acceptable valuation methodologies which use market data of similarly sized and situated debt issuers.

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

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

4. INVENTORIES

        Inventories consisted of the following at:

	September 30, 2012	December 31, 2011
Raw materials	$396,849	$468,053
Finished goods	180,449	100,566
Offsite demo equipment	126,406	183,256
Less inventory reserve	(179,893)	(22,000)

	$523,811	$729,875

        Offsite demo equipment represents the cost of products physically located at customer locations, during an orientation period for which the Company retains title. As such, no depreciation expense has been recorded on these units. Excess, obsolete or expired inventory are adjusted to net realizable value, through inventory reserve, based primarily on how long the inventory has been held as well as the Company's estimate of forecasted net sales of the product. The Inventory reserve at September 30, 2012 includes amounts necessary to adjust the Company's inventory and offsite demo equipment to net realizable value following the Company's release of newly redesigned products during the three months ended September 30, 2012.

5. NOTE PAYABLE—RELATED PARTIES

        At September 30, 2012 and December 31, 2011, $0 and approximately $40,000, respectively, was outstanding under a promissory note with the Company's Founder, Director Emeritus and Chief Scientist which bore interest at 6% and matured and was paid in January 2012.

        In May 2012, the Company entered into a Loan and Security Agreement (the "2012 Interim Loan"), under which the Company borrowed approximately $2.3 million from an affiliate of the Company. See Note 6 - 2011 Credit Facility for additional information.

        In July 2012, the Company borrowed $7.0 million from the same affiliate pursuant to a Loan and Security Agreement (the "2012 Term Loan"). The 2012 Term Loan refinanced the 2012 Interim Loan and matures in July 2017. In connection with the repayment of the 2012 Interim Loan, the Company wrote off the remaining balance of the loan acquisition costs, resulting in the recognition of a loss on extinguishment of approximately $56,000 in the third quarter of 2012. The Company may prepay the 2012 Term Loan at any time, subject to certain notice requirements. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014. The 2012 Term Loan is secured by all of the Company's assets. In connection with the closing of the 2012 Term Loan, the Company issued 167,164 shares of the Company's common stock to the affiliate.

        The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. At September 30, 2012 the Company was in compliance with all covenants. The 2012 Term Loan also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

6. DEBT

        Long-term debt consisted of the following at:

	September 30, 2012	December 31, 2011
2011 Credit Facility	$—	$2,583,333
2010/2011 Convertible Debt Offering	—	600,000
Promissory Notes Payable	434,128	600,309
Note payable in monthly installments of $707, including interest through June 2012	—	3,290

	434,128	3,786,932
Less debt discount	—	(142,560)

	434,128	3,644,372
Current portion of long-term debt	(281,025)	(3,291,166)

Long-term debt—net of discount and current portion	$153,103	$353,206

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

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

6. DEBT (Continued)

        Promissory Notes—As of September 30, 2012 and December 31, 2011, the Company had $0.4 million and $0.6 million, respectively, outstanding under two promissory notes that do not accrue interest.

7. REDUCTION IN FORCE

        In January and June 2012, the Company implemented restructuring plans resulting in force reductions. The Company took these steps to streamline the Company's infrastructure and lower overall operating expenses. In connection with these restructurings, the Company recognized expenses of approximately $119,000 during the nine months ended September 30, 2012 and had approximately $13,000 accrued at September 30, 2012 which will be paid by the end of the fourth quarter of 2012.

        In January, June and September 2012, the Company and certain officers of the Company mutually agreed to terminate their employment relationships. The Company recognized expenses of approximately $1.1 million during the nine months ended September 30, 2012 which will be paid in installments through the first quarter of 2016. At September 30, 2012, approximately $914,000 was accrued for this liability, of which approximately $490,000 was long-term in nature and recorded as "Other Long-Term Liabilities" on the Company's condensed consolidated balance sheet.

8. NET LOSS PER COMMON SHARE DATA

        The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share, as well as a reconciliation of the numerator and denominator used in the computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(3,059,137)	$(2,329,419)	$(8,778,319)	$(6,475,088)
Loss on deemed Preferred Stock redemption	—	—	—	$(6,906,566)

Net loss attributable to common stockholders	$(3,059,137)	$(2,329,419)	$(8,778,319)	(13,381,654)
Denominator:
Weighted-average common shares outstanding	8,005,820	2,164,607	7,872,767	2,164,100
Basic and diluted net loss per common share	$(0.38)	$(1.08)	$(1.12)	$(6.18)

        Until their exercise in August 2012, the weighted-average common shares outstanding above includes 100,000 shares underlying exercisable options nominally priced at $0.02 per share. After their exercise, the weighted-average common shares outstanding includes the 100,000 shares of common stock issued.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

8. NET LOSS PER COMMON SHARE DATA (Continued)

        The following equivalent shares were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive:

	Nine Months Ended September 30,
	2012	2011
Options to purchase common stock	913,333	2,101,774
Warrants	2,215,680	736,249
Restricted stock	122,667	191,167
Convertible preferred stock (as converted basis)	—	1,448,314

9. EQUITY

        In December 2011, the Company issued 379,406 shares of common stock in consideration for the conversion of principal and accrued interest related to convertible notes that were issued pursuant to its 2009 Convertible Debt Offering. In February 2012, the Company recorded a loss on extinguishment of debt of approximately $0.3 million relating to the issuance of an additional 82,647 shares of the Company's common stock in final consideration for this conversion (See Note 6). In the aggregate, these shares were issued at a conversion price of approximately $1.93.

        As part of a restructuring of the board of directors of the Company, five members resigned in February 2012. As a result, the individuals forfeited 93,500 shares of restricted stock, in aggregate.

        As of July 5, 2012, the Board of Directors adopted, subject to stockholder approval at the next stockholder meeting, the 2012 Incentive Plan. If approved by the stockholders, 1,775,000 shares of Common Stock will be available for issuance upon the grant or exercise of awards under the 2012 Incentive Plan. The 2012 Incentive Plan has a ten-year term and provides flexibility to the Executive Compensation Committee to use various equity-based incentive awards, including stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards, as compensation tools to motivate the Company's workforce. The maximum number of shares of common stock to be issued under the 2012 Incentive Plan is 1,775,000, plus on January 1, 2013 and each January 1 thereafter, a number of shares of common stock equal to 3 percent of the number of shares of common stock outstanding on the prior December 31. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2012 Incentive Plan are added back to the shares of common stock available for issuance under the 2012 Incentive Plan.

        On September 30, 2012, certain employees and directors of the Company voluntarily forfeited an aggregate of 625,000 stock options with a weighted average exercise price of $7.48. In October 2012, the Company issued approximately 38,000 shares of common stock (at a value of $2.00 per share) in an equal exchange for approximately 184,000 common stock warrants. The value of the exchanged warrants was determined using the Black-Scholes pricing model, with an assumed common stock value of $2.00 per share.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

9. EQUITY (Continued)

        During the nine months ended September 30, 2012, 100,000 stock options nominally priced at $0.02 were exercised for common stock as well as 61,400 stock options at an exercise price of $0.30.

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

	Three months Ended September 30,				Nine months Ended September 30,
	2012		2011		2012		2011
	Product Sales	%	Product Sales	%	Product Sales	%	Product Sales	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
North America	$64	16%	$42	6%	$297	23%	$282	13%
Europe	20	5%	515	66%	344	26%	1,197	54%
Asia	287	69%	220	28%	465	36%	426	19%
Latin America	41	10%	—	—	196	15%	219	10%
Australia	1	—	1	—	1	—	90	4%

Total	$413	100%	$778	100%	$1,303	100%	$2,214	100%

11. RELATED PARTIES

        Notes payable due to related parties are discussed in Note 5 and the fee entitlement due to an affiliate in relation to the 2011 Credit Facility is discussed under "2011 Credit Facility" in Note 6.

        At September 30, 2012 and December 31, 2011, respectively, the Company had a total of approximately $0 and $46,000 included in accounts payable due to related parties for professional services. At September 30, 2012 and December 31, 2011, respectively, the Company had a total of approximately $21,000 and $191,000 included in accrued expenses due to related parties for professional services.

12. SUBSEQUENT EVENTS

        We have evaluated subsequent events after the balance sheet date through the date of filing of these consolidated financial statements with the Securities and Exchange Commission for appropriate accounting and disclosure and concluded that there were no subsequent events requiring adjustment or disclosure in these consolidated financial statements, other than those discussed below.

        In October 2012, the Company issued approximately 38,000 shares of common stock (at a value of $2.00 per share) in an equal exchange for approximately 184,000 common stock warrants. The value of the exchanged warrants was determined using the Black-Scholes pricing model, with an assumed common stock value of $2.00 per share.

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

        Unless the context otherwise indicates, references in this report to the terms "Lucid", "the Company", "we," "our" and "us" refer to Lucid, Inc. operating as Caliber Imaging & Diagnostics, Inc., or Caliber I.D., and its subsidiaries.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our expectations as to our plans and strategy for our business, future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1A, of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 and in this Quarterly Report on Form 10-Q.

Overview

        We are a medical device company that designs, manufactures and sells non-invasive cellular imaging devices enabling physicians to image and diagnose skin disease in real time without a biopsy. Devices using our Rapid Cell ID technology allow physicians to detect and diagnose skin disease, including basal cell carcinoma, melanoma, and inflammatory and pigmentary disorders. Rapid Cell ID technology offers physicians the option to non-invasively diagnose, monitor and follow-up the non-invasive treatment of basal cell carcinoma, and includes the capacity to visualize the margins of the disease prior to surgery, improving patient outcomes. We have developed an integrated platform of tools, including the VivaScope® 1500 and VivaScope® 3000 Rapid Cell ID Imagers along with our telepathology service that can be used by doctors, surgeons, and research laboratories. Our tools are already in use by doctors and researchers in major academic hospitals as well at pharmaceutical and large cosmetic companies.

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

        We have devoted substantially all of our resources to the development of our Rapid Cell ID technology and telepathology service, which expenses have included research and development, conducting clinical investigation for our product candidates, protecting our intellectual property and the general and administrative support of these operations. While we have generated revenue through product sales, we have funded our operations largely through multiple rounds of private debt and equity financings. We believe that our existing cash and cash equivalents will allow us to fund our operating plan into the first quarter of 2013. We have never been profitable and we reported net losses of approximately $8.8 million and $6.5 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we had an accumulated deficit of approximately $7.3 million. We expect to incur operating losses for the foreseeable future as we invest substantial resources to promote the commercialization, and attempt to achieve widespread adoption, of our products. We will require additional financing to support these and other operating activities. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses and sales and marketing expenses will increase along with general and administrative costs, as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

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

        During the first quarter of 2012, we began a program to enhance the functionality of our existing In-Vivo Confocal Imagers (the "2012 Enhancement Program") which was substantially completed by September 30, 2012. During the 2012 Enhancement Program we redesigned many optical and electrical components to our in-vivo confocal imagers to increase speed and functionality. Our redesigned products generate images of the highest level of optical quality with greater reliability and repeatability. We have also improved the user interface with a touch-screen monitor and an ergonomic redesign of the handheld device. During the 2012 Enhancement Program, sales of our existing products slowed, as our customers waited to place orders for the redesigned products.

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

Reimbursement

        We have retained the services of a medical reimbursement firm, Scott Taylor & Associates (STA), which has commenced discussions with the medical directors of third-party private payers in an effort to verify positive coverage decisions and routine reimbursement. We have also started formulating a public-payer strategy for the coverage of procedures that we expect, at some date in the future, will be approved for reimbursement by The Centers of Medicare and Medicaid Services.

        A skin biopsy is typically performed by a dermatologist. We believe confocal imaging procedures can be performed by physician extenders (physician assistants, nurses and medical technicians) who already work in the physician's office. We have designed our VivaScope and telepathology system to facilitate the detection of skin disease which we believe may over time make medical practices more productive by shifting physician procedures from surgical biopsies that confirm malignancy to the direct surgical excision of lesions known to be cancerous as determined by confocal imaged optical biopsies. There is also the possibility that our technology will reduce the number of unnecessary biopsies, infections, and additional physician visits leading to a significant cost reduction to the health plan.

        The technical component for preparation of a pathology slide in a laboratory, CPT (Current Procedural Terminology) code 88305-TC, covers reimbursement for the cost of material, labor and overhead for placing the tissue on the slides and subsequently storing the slides and any remaining tissue as components of the patient's medical record. The storage time for these slides and tissue varies from state to state but is often in the range of 7 to 20 years. We believe Lucid may receive a "per image", or license fee for the technical component as a direct payment from an insurance company. However, as we have recently initiated the reimbursement contracting process, we have not yet received any such reimbursement under existing CPT codes.

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

        Scott Taylor & Associates has advised the Company that it has made submissions on behalf of the Company with third-party private payers covering approximately 148 million lives and that the Company can reasonably expect to begin contracting with such third-party private payers in six to twelve months.

Results of Operations

Three and Nine Month Periods Ended September 30, 2012 and 2011

        We reported a consolidated net loss of $3.1 million or $0.38 per share and $2.3 million or $1.08 per share for the three month periods ended September 30, 2012 and 2011, respectively. Additional net losses for the three months ended September 30, 2012 resulted from increased operating costs primarily related to the 2012 Enhancement Program, employee related termination costs, an increase in warranty costs, and an overall decrease in sales over the three months ended September 30, 2011.

        We reported a consolidated net loss of $8.8 million or $1.12 per share and $6.5 million or $6.18 per share for the nine month periods ended September 30, 2012 and 2011, respectively. The increased net losses for the nine months ended September 30, 2012 as compared with the same period in 2011 resulted from increased operating costs primarily related to employee related termination costs as well as substantial increases in warranty expenses. Additional operating costs were incurred related to the 2012 Enhancement Program combined with the significant decrease in sales over the comparable period.

        The following presents a more detailed discussion of our consolidated operating results:

        Product sales.    For the three months ended September 30, 2012 and 2011, we recorded sales of our products of $0.4 million and $0.8 million, respectively. The decrease in sales in 2012 was primarily attributed to decreases in sales of $0.5 million in Europe offset by increases in Asia and Latin America. During the nine months ended September 30, 2012 and 2011, we recorded sales of our products of

$1.3 million and $2.2 million, respectively. During the nine months ended September 30, 2012, we began a significant enhancement program to increase the speed and functionality of our VivaScope confocal imagers. We believe sales of our existing products have been negatively impacted during 2012 primarily because we informed our key distributors at the end of 2011 about the 2012 Enhancement Program. We have substantially completed our 2012 Enhancement Program and have purchase orders for new products which we expect to generate in excess of $1.0 million of revenues in the fourth quarter of 2012. Percentages of total product sales by geographic region are as follows:

	Three months Ended September 30,				Nine months Ended September 30,
	2012		2011		2012		2011
	Product Sales	%	Product Sales	%	Product Sales	%	Product Sales	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
North America	$64	16%	$42	6%	$297	23%	$282	13%
Europe	20	5%	515	66%	344	26%	1,197	54%
Asia	287	69%	220	28%	465	36%	426	19%
Latin America	41	10%	—	—	196	15%	219	10%
Australia	1	—	1	—	1	—	90	4%

Total	$413	100%	$778	100%	$1,303	100%	$2,214	100%

        Cost of revenue.    For the three months ended September 30, 2012 and 2011, our cost of revenue was $0.5 million and $0.6 million, respectively. For the nine months ended September 30, 2012 and 2011, our cost of revenue was $1.4 million and $1.3 million, respectively. The decrease in cost of sales for the three month period reflects a significant decrease in sales over the same three months of the prior year. The increase in cost of sales for the nine month periods reflects an increase in warranty related costs as well as charges to increase our warranty reserves.

        General and administrative expenses.    General and administrative expenses consist primarily of salaries and benefits, professional fees, occupancy costs for our facilities, insurance costs and general corporate expenses. For the three months ended September 30, 2012, general and administrative expenses totaled $1.2 million, a decrease of $0.3 million from the same period last year. The decrease resulted primarily from decreases of $0.3 million in professional fees after completion of our initial public offering in 2011. For the nine months ended September 30, 2012, general and administrative expenses totaled $4.2 million, staying fairly consistent with the nine months ended September 30, 2011.

        Sales and marketing expenses.    The Company primarily sells its products through a direct sales force in North America and through distributors outside of North America. Sales and marketing expenses consist primarily of salaries and benefits and general marketing expenses. For the three months ended September 30, 2012, sales and marketing expenses totaled $0.4 million, an increase of $0.1 million as compared to the same period of prior year resulting from the increased number of trade shows attended during the period. For the nine months ended September 30, 2012, sales and marketing expenses totaled $1.4 million, an increase of $0.4 million from the comparable period of the prior year. This increase resulted from an increase of $0.4 million in expenses related to physician education, reimbursement consulting and marketing support.

        Engineering, research and development expenses.    Engineering, research and development expenses consist primarily of salaries and benefits, engineering consulting expenses and material costs used in the development of new products and product improvements. For the three months ended September 30, 2012, engineering, research and development expenses totaled $1.2 million, an increase of $0.8 million from the same period in the prior year resulting from the 2012 Enhancement Program as well as $0.4 million relating to employee termination costs. For the nine months ended September 30, 2012, engineering, research and development expenses totaled $2.9 million, an increase of $1.8 million from the same period in the prior year. This increase primarily resulted from $0.8 million of additional expenses resulting from the 2012 Enhancement Program, increased stock-based compensation charges of $0.3 million and increases of $0.5 million of severance benefits and wages.

        Interest expense.    Interest expense decreased $0.5 million from $0.6 million for the three months ended September 30, 2011 to $0.1 for the three months ended September 30, 2012. Interest expense decreased $1.4 million from $1.6 million for the nine months ended September 30, 2011 to $0.3 million for the nine months ended September 30, 2012. The decrease in interest expense for the three and nine months ended September 30, 2012 was a result of the conversion to equity of the debt underlying our 2010/2011 and July 2011 Convertible Debt Offerings upon the completion of our IPO.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt was $56,000 and $0.4 million for the three and nine months ended September 30, 2012, respectively, as compared to no such charges for the comparable periods of 2011. Losses recognized during 2012 related to the third quarter loss of $56,000 for the 2012 Demand Note, the second quarter loss of approximately $60,000 for the 2011 Credit Facility, and the first quarter loss of $0.3 million resulting from the final consideration made for the conversion of the 2009 Convertible Debt Offering which occurred at the completion of the IPO in the fourth quarter of 2011.

        Fair value adjustment of warrants expense.    For the three months ended September 30, 2012 and 2011, we recognized income of $23,000 and $0.3 million, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock. For the nine months ended September 30, 2012 and 2011, we recognized income of $0.5 million and $0.2 million, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock.

Liquidity and Capital Resources

        As of September 30, 2012, we had $2.6 million in current assets and $2.6 million in current liabilities. As of December 31, 2011, we had $6.1 million in current assets and $5.9 million in current liabilities, respectively, resulting in working capital of $0.2 million. Our working capital decreased during the nine months ended September 30, 2012 primarily as a result of operating losses, partially offset by a reclassification of short-term debt into long-term debt. Our current assets consist of cash, accounts receivable, inventories, prepaid expenses and other. Our current liabilities consist of the current portion of our long-term debt, accounts payable, accrued expenses, and deferred revenue.

        We anticipate that we will continue to generate losses for the next year as we develop and expand our product offerings, conduct clinical trials and work to establish reimbursement for services performed with our products, seek to commercialize our products and expand our corporate infrastructure. We project a need for additional capital to fund our operations beyond 2012.

        We require significant amounts of additional capital, and such capital may not be available as we need it, or on terms that we find favorable, if at all. We are currently seeking to raise these funds through debt financing and/or private equity offerings, although we may seek to raise funds through public or private equity offerings, debt financings, credit facilities, or partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations. Prevailing market conditions may not allow for such a fundraising or new investors may not be prepared to purchase our securities at prices acceptable to us.

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

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2012	2011
Operating activities	$(6,718,797)	$(4,066,704)
Investing activities	(74,564)	(81,853)
Financing activities	3,569,279	3,897,886
Net (decrease) in cash and cash equivalents	(3,224,082)	(250,671)

        Net cash used in operating activities.    Cash used in operating activities was $6.8 million and $4.1 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash used in operating activities resulted from additional net losses of $2.3 million combined with $1.0 million of increased payments to reduce accounts payable and accrued liabilities, partially offset by decreased inventory spending during the nine months ended September 30, 2012.

        Net cash used in investing activities.    Cash used in investing activities was $0.1 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively, and represents the purchases of fixed assets during these periods.

        Net cash provided by financing activities.    Cash provided by financing activities was $3.6 million for the nine months ended September 30, 2012 primarily due to payments of $2.6 million on the Company's 2011 Credit Facility, $0.2 million on unsecured debt, and $0.6 million of principal payments to certain holders of the 2010/2011 Convertible Debt Offering that did not convert to equity at the close of our IPO. These outflows were offset by the proceeds from the 2012 Interim Loan and the 2012 Term Loan of $7.0 million. These debt instruments are described in more detail below. For the nine months ended September 30, 2011, cash provided by financing activities was $3.9 million resulting from proceeds from the 2010/2011 Convertible Debt Offering.

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

        Promissory Notes.    As of September 30, 2012 and December 31, 2011, we had $0.4 and $0.6 million, respectively, outstanding under two promissory notes that do not accrue interest.

        Trade Payables and Receivables.    As of September 30, 2012 and December 31, 2011, we had approximately $0.2 million and $0.4 million, respectively, of accounts payable which were aged over 180 days. Management has reached understandings with many of these vendors to pay overdue amounts over time, although, there can be no assurance that these favorable understanding will continue. Generally, the terms for our trade payables are 30 days from the date of receipt. Certain vendors require partial or full prepayment, especially for parts unique to our orders.

        As of September 30, 2012 and December 31, 2011, we had accounts receivable of approximately $0.4 million and $0.4 million, respectively. We generally request 50% prepayment from all direct sales customers, with the balance due 30 days after shipment, although in certain circumstances we require the full balance prior to shipment of devices. Amounts collected prior to the recognition of revenue are recognized as customer deposits and are included in "accrued expenses and other current liabilities." We characterize our relationships with our distributors as excellent and we generally require full payment within 30 days of shipment to our distributors.

        Warrants.    At September 30, 2012, we had 2,215,680 warrants outstanding at a weighted average exercise price of $5.86. These warrants were issued primarily in connection with post convertible debt offerings, as well as in the common units sold in our recent initial public offering. In October 2012, we issued approximately 38,000 shares of common stock (at a value of $2.00 per share) in an equal exchange for approximately 184,000 common stock warrants. The value of the exchanged warrants was determined using the Black-Scholes pricing model, with an assumed common stock value of $2.00 per share

        Stock Options.    At September 30, 2012, we had 913,333 stock options outstanding at a weighted average exercise price of $5.58.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of September 30, 2012 and as of the date of this report.

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

Critical Accounting Policies and Estimates

        During the quarter ended September 30, 2012, there were no significant changes in our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for a more complete discussion of our estimates and critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of September 30, 2012 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There were no material changes to the risk factors disclosed in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011, other than as set forth in Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations)).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        In July 2012, the Company issued 167,164 shares of the Company's common stock to an affiliate in connection with the closing of a loan to the Company of $7.0 million pursuant to a Loan and Security Agreement (the "2012 Term Loan"). The 2012 Term Loan refinanced the Company's 2012 interim loan with the affiliate and matures in July 2017.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

        On November 8, 2012, the Board of Directors approved a Resignation Agreement by and between the Company and Jay Eastman (the "Resignation Agreement"). Per the terms of the agreement, effective September 30, 2012, Mr. Eastman will receive a cash payment of $400,000 in installments payable over a period of forty months, subject to acceleration, and payment of an amount equal to the Company's contribution to Mr. Eastman's health insurance for a period of three years. The foregoing description of the terms of the Resignation Agreement is qualified in its entirety by reference to the full text of the agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.3 and is incorporated herein by reference. Mr. Eastman has agreed to continue with the Company as Founder, Director Emeritus and Chief Scientist through 2015.

Item 6.    Exhibits

10.1	Loan and Security Agreement, by and between the Company and Northeast LCD Capital, LLC dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2012)
†10.2
Separation Agreement by and between the Company and Martin Joyce, dated July 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 13, 2012)
*†10.3	Resignation Agreement by and between the Company and Jay Eastman, effective September 30, 2011
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††101
The following material from Lucid Inc.'s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

LUCID, INC.
By:	/s/ RICHARD J. PULSIFER
Name: Richard J. Pulsifer Title: Chief Financial Officer

Date: November 9, 2012