Form 10-K
period 2012-12-31
LUCID INC
filed 2013-03-29
CIK 752902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 001-35379

LUCID, INC.

(Exact name of registrant as specified in its charter)

New York	16-1406957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Methodist Hill Drive, Suite 500 Rochester, NY	14623
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (585) 239-9800

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

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer (Do not check if a smaller reporting company)   ☐    Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $10.9 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers and holders of 10% or more of the Company’s common stock.

As of February 28, 2013, 8,507,374 shares of Registrant’s common stock were outstanding.

Documents incorporated by reference: None.

LUCID, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties including information with respect to our plans and strategy for our business and related financing, thereof, contain forward-looking statements that involve risks, uncertainties and assumptions. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report on Form 10-K. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our securities could decline and you could lose all or a part of the value of your shares of our securities. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.

Unless the context otherwise indicates, references in this report to the terms “Lucid,” “the Company,” “we,” “our,” and “us” refer to Lucid, Inc. operating as Caliber Imaging & Diagnostics, Inc., or Caliber I.D., and its subsidiary if pertaining to the period before January 29, 2013.

PART I

Item 1.	Business

Overview

We are a medical device company that designs, manufactures and sells non-invasive cellular imaging systems enabling physicians to image and diagnose skin disease in real time with an optical biopsy versus an invasive or surgical biopsy. Devices using our Rapid Cell ID technology allow physicians to detect and diagnose skin disease, including basal cell carcinoma, melanoma, and inflammatory and pigmentary disorders. Rapid Cell ID technology offers physicians the option to non-invasively diagnose, monitor and follow-up the non-invasive treatment of basal cell carcinoma, and includes the capacity to visualize the margins of the disease prior to surgery, improving patient outcomes. We have developed an integrated platform of tools, including the VivaScope® 1500, VivaScope ® 2500 and VivaScope® 3000 Rapid Cell ID Imagers along with our telepathology service that can be used by doctors, surgeons, and research laboratories. Our tools are already in use by doctors and researchers in major academic hospitals as well at pharmaceutical and large cosmetic companies.

Our telepathology server, when connected to a physician’s VivaScope imager, transfers images from a physician’s office or operating room to another physician, pathologist or other diagnostic reader for near real-time diagnosis and reporting. In addition, the telepathology server stores images and pathology reports as a part of a patient’s Health Insurance Portability and Accountability Act (HIPAA) compliant permanent, electronic, medical record increasing efficiency and reducing costs for medical institutions compared to current histology record retention processes.

We have devoted substantially all of our resources to the development of our Rapid Cell ID technology and telepathology service, which expenses have included research and development, conducting clinical investigations for our product candidates, protecting our intellectual property and the general and administrative support of these operations. While we have generated revenue through product sales, we have funded our operations largely through multiple rounds of debt and equity financings. We have never been profitable and we reported net losses of approximately $9.8 million and $9.1 million in 2012 and 2011, respectively. As of December 31, 2012, we had an accumulated deficit of approximately $46.5 million. We expect to incur operating losses for the foreseeable future as we invest substantial resources to promote the commercialization, and attempt to achieve widespread adoption, of our products. We will require additional financing to support these and other operating activities as our current assets are insufficient to meet our operating costs. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses and sales and marketing expenses will increase along with general and administrative costs, as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

Our Rapid Cell ID technology platform includes:

•	In-Vivo Confocal Imagers. The VivaScope 1500 and the VivaScope 3000 (handheld device) confocal systems are cleared with an FDA 510(k) to acquire, store, retrieve, display and transfer in-vivo images of tissue, including blood collagen and pigment, in exposed unstained epithelium and the supporting stroma for review by physicians to assist in forming a clinical judgment. We designed our VivaScope System to support the capture of: (i) clinical images of the patient; (ii) images of the patient’s lesions; and (iii) confocal images of the patient’s lesions that can be evaluated at the point of care or transmitted over our HIPAA compliant telepathology network to a pathologist.

•	Ex-Vivo Confocal Imagers. The VivaScope 2500 produces electro-optically enlarged images of unstained and unsectioned excised surgical tissue for medical purposes. The VivaScope 2500 is a Class I medical device and is exempt from FDA 510(k). We are developing the VivaScope 2500 confocal imager for the rapid imaging of tissue that has been surgically excised from the body. We expect these devices, which are intended to require little or no tissue preparation to render images similar to those obtained using traditional histology techniques, will streamline the practice of conventional laboratory pathology for excised tissue analysis.

•	Telepathology. Our telepathology server is a Digital Imaging and Communications in Medicine (DICOM) standard compliant medical grade image server. The DICOM standard, established and in use since 1993, is a global technology standard for all aspects of the communication of medical images and is used in virtually all hospitals world-wide, ensuring that every hospital and medical imaging center is a potential customer. Our telepathology server is registered with the FDA as a Class I medical image device, which categorizes it as a radiology diagnostic device, for the storage, transfer and retrieval of images between physicians and diagnostic readers, typically pathologists.

During the first quarter of 2012, we began a program to enhance the functionality of our existing In-Vivo Confocal Imagers (the “2012 Enhancement Program”), which was substantially completed by September 30, 2012. During the 2012 Enhancement Program, we redesigned many optical and electrical components within our in-vivo confocal imagers to increase speed and functionality. Our redesigned products generate images of the highest level of optical quality with greater reliability and repeatability. We have also improved the user interface with a touch-screen monitor and an ergonomic redesign of the handheld device. During the 2012 Enhancement Program, sales of our existing products slowed as our customers waited to place orders for the redesigned products.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, from which we are currently exempt as a smaller reporting company, and stockholder approval of any golden parachute payments not previously approved in connection with a transaction resulting in a change of control. We expect to take advantage of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and the stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Please see Part II, Item 1A. Risk Factors.

We were organized as a New York corporation on November 27, 1991 under the name Lucid Technologies, Inc. We subsequently amended our Certificate of Incorporation to change our name to Lucid, Inc. We are operating as Caliber Imaging & Diagnostics, Inc., or Caliber I.D. Our principal executive offices are located at 95 Methodist Hill Drive, Suite 500, Rochester, New York 14623. Our telephone number is (585) 239-9800. Our web site is www.caliberid.com. As a cost-saving measure, on January 29, 2013, the Company dissolved its wholly-owned subsidiary Lucid, International, Inc. The dissolution of LIL is not expected to have any significant impact on the Company’s financial position.

Our Markets

In-Vivo Confocal Imaging

Physicians using Lucid’s in-vivo imager, the VivaScope 1500, have published their research in multiple human studies which has resulted in scores of peer reviewed clinical papers in leading medical journals covering the following therapeutic areas:

Skin Cancer. The three most common skin cancers are: (i) basal cell carcinoma, (ii) squamous cell carcinoma, and (iii) melanoma. Basal cell carcinoma accounts for approximately 78% of skin cancers in the United States. We estimate that each year there are 2.8 million new basal cell carcinoma cases in the United States, which may require up to two biopsies to detect one basal cell carcinoma, for a total of 5.6 million biopsies annually. We estimate that squamous cell carcinoma represents approximately 19% of skin cancers which equates to 0.7 million new cases in the United States per year and approximately 1.4 million biopsies based on the same ratio of two biopsies to find one cancer. We estimate that melanoma accounts for an estimated 3% of new skin cancer cases, but is responsible for the majority of all skin cancer deaths. In the United States there are approximately 0.1 million new cases of melanoma each year, which, based on the literature, are biopsied at a rate as high as 50 to 1 for a total of 5.6 million biopsies. Overall, we estimate that each year there are 3.6 million new skin cancer cases diagnosed in the United States that require 12.6 million biopsies to detect disease.

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

In addition to the published clinical papers in leading medical journals on skin cancer using the Company’s in-vivo confocal imaging platform, clinicians have published peer reviewed papers with human data on wound healing, burns, dematoses, inflammatory disorders, head, neck, oral tissue, breast cancer and neuropathy. Additionally, researchers in personal care product development and testing use our platform for ingredient testing, sample claim validation, safety and efficacy studies for commercial products used regularly by average consumers

Our in-vivo confocal imaging platform was designed to use rapid non-invasive cellular imaging that assists physicians in the early detection of disease.

Ex-Vivo Confocal Imaging

Physicians using the Company’s ex-vivo confocal imager, the VivaScope 2500, have published numerous peer reviewed clinical papers in leading medical journals. Our ex-vivo confocal imaging technology may be efficacious in connection with Mohs surgery and may facilitate near real-time diagnosis of excised cancerous tissues.

Mohs Surgery. Mohs surgery is the single most effective technique for removing basal cell carcinomas and squamous cell carcinomas (BCCs and SCCs) on face, head and neck, or for tumors that have been incompletely removed by conventional surgery or treatment. The Mohs procedure spares the greatest amount of healthy tissue while also expunging cancer cells more effectively. Cure rates for BCC and SCC are 98% or higher with Mohs surgery, significantly better than the rates for standard excision or any other accepted method.

Mohs surgery differs from other techniques in that microscopic examination of all excised tissues occurs during rather than after the surgery, thereby eliminating the need to “estimate” how far out or deep the roots of the skin cancer go. This allows the Mohs surgeon to remove all of the cancer cells while sparing as much normal tissue as possible. The procedure entails removing one thin layer of tissue at a time; as each layer is removed, a microscope slide containing the processed tissue is studied under a microscope for the presence of cancer cells. If the margins or edges of the tissue are cancer-free, the surgery is ended. If not, more tissue is removed from the margin where the cancer cells were found, and the procedure is repeated until all the margins of the final tissue sample examined are clear of cancer. In this way, Mohs surgery eliminates the guesswork in skin cancer removal, producing the best therapeutic and cosmetic results. However, the process is lengthy due to the time required to process the tissue so that it can be examined microscopically.

Of the 3.5 million new BCC and SCC cases diagnosed per year in the United States, 1 in 4 patients with BCC or SCC will have a Mohs procedure to eliminate the cancer.

Our ex-vivo confocal imaging platform is designed to image excised tissue samples without the laborious tissue preparation procedures required to prepare the microscope slides used in conventional pathologic examination of tissue.

Telepathology

A telepathology system enables physicians and other medical specialists to exchange images and information in a manner compliant with The Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), using DICOM Protocols over the Internet, in near real time. This system provides improved collaboration, efficient clinical workflow and assists the physicians in providing accurate clinical judgments, potentially while the patient is in the office or surgical suite.

In today’s clinical care pathway there is a cumbersome process for a physician to give a diagnoses to a patient. The first step is for the physician to remove a sample of tissue, typically with an invasive shave biopsy. Next, the physician’s office sends the tissue sample by medical courier to a pathology laboratory. The pathology laboratory will catalogue, prepare through an overnight or longer multistep process, and ultimately slice the tissue sample into thin, transparent slices that are placed on a glass microscope slide and stained for contrast. Finally, the laboratory prepared slide is sent to the pathologist for interpretation under a microscope to render a diagnosis of the disease back to the office-based physician. After the diagnosis, the pathology slides are part of the patient’s medical record. The storage time for these slides and tissue varies from state to state but is often in the range of 7 to 20 years.

In the United States today there are millions of tissue biopsies taken to assist physicians in diagnosing a variety of diseases such as skin or breast cancer. We have designed our VivaScope and telepathology system so that, over time, the VivaScope images taken in the physician offices or surgical suites and transmitted over our telepathology network to trained pathologist could ultimately replace the need for most traditional tissue biopsies with our optical biopsy.

Sales strategy

Our objective is for our in-vivo, ex-vivo and telepathology platforms to become a leading global technology for aiding in the research and development of new commercial products by pharmaceutical; cosmeseutical; cosmetic and medical device companies as well as for screening and diagnostic testing for the early detection and diagnosis of certain diseases to assist physicians in forming clinical judgments and as an aid during surgery to differentiate tissue types or to examine tissue margins in real-time. To achieve this objective, we expect to continue to build our clinical, sales, marketing and technical support teams to grow our business.

We have shipped over 450 VivaScopes worldwide to leading academic medical centers, industry and clinicians, through third party distributors and direct sales. Of the VivaScope shipments, over 300 VivaScopes have shipped into commercial research and academia markets and 125 units into dermatologists offices. Many of our VivaScopes are now used in academic medical centers in Europe, the United States and Australia, which has resulted in scores of peer reviewed clinical papers with human data published in leading scientific journals.

Our initial sales and marketing effort in the United States will focus on commercial organizations developing skin care products, dermatologists, Mohs surgeons, head and neck surgeons and dermatopathologists that treat or diagnose cancers. Over time we expect to sell our products to primary care physicians as well as in the operating theater. Our clinical support staff provides direct training in the operation of our confocal imagers to physicians and their staff. The first step in the training occurs on installation of a confocal imager in the clinic. This initial training session is followed by two additional days of off-site training by a professional confocal image reader and online tutorials. We can also provide additional training over our telepathology network.

Several medical schools are offering confocal reading courses bearing continuing medical education, or CME, credit. We expect that as our VivaScope confocal imaging products become more accepted by dermatologists, primary care physicians and surgeons, we can transition our revenue model to be based on the sale of in-vivo and ex-vivo imagers coupled with sterile-pack consumables and ongoing service contracts together with a per image or license fee structure for images transmitted over, and stored by, our telepathology network. Pathologists may become a part of our telepathology sales process because they have established professional relationships with their referring physician clients. Today pathologists routinely diagnose biopsies provided by referring physicians and surgeons.

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

Internationally, we have established exclusive distribution relationships pursuant to which the distributor sells our products within its specified territory. Our largest distributor is Mavig GmbH (“Mavig”) with territory including Europe and the Mediterranean region, followed by ConBio (China) Co., Ltd. in the Peoples Republic of China, including Hong Kong.

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

The technical component for preparation of a pathology slide in a laboratory, CPT code 88305-TC, covers reimbursement for the cost of material, labor and overhead for placing the tissue on the slides and subsequently storing the slides and any remaining tissue as components of the patient’s medical record. The storage time for these slides and tissue varies from state to state but is often in the range of 7 to 20 years. We believe the Company may receive a “per image,” or license fee for the technical component as a direct payment from an insurance company or physician. However, as we have recently initiated the reimbursement contracting process, we have not yet received any such reimbursement under existing CPT codes.

A pathologist or physician also receives a professional fee reimbursement under CPT code 88305-26 for the diagnosis of the slides associated with a single lesion. We believe that a pathologist may receive a comparable reimbursement fee for the review of “optical biopsy” slides from Lucid’s technology platform. We believe that a pathologist over time may find that the use of Lucid’s confocal imaging products as compared to traditional glass slides provides a compelling value proposition to pathologists because the system gives pathologists much greater flexibility, since a traditional laboratory setting is not necessarily required and overhead expenses can be substantially reduced. Since the system is available at all times, moreover, and not geographically dependent, the services can be rendered from such places and at such times as the pathologist may select.

Scott Taylor & Associates has advised the Company that it has made submissions on behalf of the Company with third-party private payers covering approximately 148 million lives and that the Company can reasonably expect to begin contracting with such third-party private payers in six to twelve months.

Research and Development

We believe that our confocal imagers and our telepathology server are platform technologies that have applicability in clinical applications beyond assisting physicians in the early detection and diagnosis of skin cancer. In addition to the published clinical papers in leading medical journals on skin cancer using the Company’s imaging platform, clinicians have published papers with human data on wound healing, burns, dematoses, inflammatory disorders, head, neck, oral tissue, breast cancer and neuropathy.

The Company has ongoing and planned U.S. and European clinical studies including:

•	A U.S. based multi-center trial funded by the National Cancer Institute evaluating 400 pigmented lesions suspicious for malignancy based on clinical exam.
•	Two planned payer-based studies to evaluate the economics of confocal imaging to set reimbursement rates within a primary care and dermatology clinical setting for the treatment of skin cancer.
•	A European study evaluating confocal imaging over a telepathology network with clinical sites in Italy and Spain.
•	A U.S. based study to differentiate parathyroid gland from lymph node and other tissues, intrasurgically, without removing the parathyroid from the body.

Our VivaScope 2500 is designed to use our confocal imaging technology to image excised tissue samples without the laborious tissue preparation procedures required to prepare the microscope slides used in conventional pathologic examination of tissue. We are initially targeting the dermatological Mohs surgery procedure as the first application of this device in clinical practice. Other applications, such as breast cancer and surgical pathology specimen testing, may require more substantial modifications and enhancements to our VivaScope 2500 ex-vivo confocal imager. Since the VivaScope is classified as a “microscope,” we believe that additional regulatory approvals may not be required for either the rapid screening of breast biopsy cores or surgical specimens; nevertheless, we recognize that clinical studies may be required to demonstrate the system’s efficacy.

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

Scientific Advisory Board

We utilize our scientific advisory board (“SAB”) to: assist us in the medical education programs; advise us in the design of future products; help us design Company initiated clinical studies; and assist us in evaluation of external investigator proposed studies. The chairman of our SAB is Martin C. Mihm, Jr. M.D. Current members of the SAB also include Allan Halpern M.D., Giovanni Pellacani M.D. Salvador Gonzales M.D., PhD and Phyllis Gimotty, PhD.

Intellectual Property

General. Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect the technology, inventions, and improvements important to the development of our business, U.S. and international trademarks to protect our company name, logo, brands and trade secrets, which we enforce through confidentiality agreements with our employees, members of our board of directors and scientific advisory board, and through non-disclosure agreements with certain others outside the Company. Our employees and consultants are required to execute patent assignment agreements.

Patents. We currently hold 58 patents which consist of 45 U.S. patents, five Australian patents, three Japanese patents, three European patents, one Chinese patent and one Canadian patent. These patents are all owned by the Company, with the exception of two non-fundamental patents which are co-owned. In addition, we have 20 additional U.S. and foreign patents pending. Our portfolio of issued patents includes both method and apparatus patents in areas such as handheld imaging, imaging quality, surgical pathology, tissue stabilization and tissue navigation. Generally, we file foreign counterparts of our most fundamental U.S. patents and we have been successful in obtaining issuance of these fundamental foreign patents in Europe, Australia, Japan, China and Canada while other foreign patent applications remain pending. Our pending patents include pending foreign counterparts of our U.S. patents and patent applications as well as pending U.S. patents on new technology. We have granted limited licenses to our European intellectual property to our distribution partner in Europe.

Trademarks and Domain Names. We have obtained United States trademark registrations for the following marks: “VivaScope”, “Lucid”, VivaBlock”, “VivaStack”, “VivaCam”, “VivaNet”, “VivaCell”, “VivaScan”, “VivaScopy” as well as our corporate logo. Foreign trademarks have been obtained corresponding to some of our U.S. trademarks and others are pending foreign trademark approval.

Competition

Our largest competitive threat in clinical markets is a surgical biopsy, which is the current standard of care. Although we possess patented technology for our VivaScope products and our telepathology system, we face competition, both nationally and internationally, from companies marketing technologies which offer an alternative to confocal microscopy. Many of these companies have established name recognition, reputation, and market presence, and may have greater financial, technical, sales, marketing and other resources than we have, enabling them to better withstand the impact of risks associated with a highly competitive industry. We are currently aware of only one competitor that offers an FDA cleared device which enables microscopic examination of cancerous tissues at the cellular level, as we do with our VivaScope confocal imagers. That company is Mauna Kea Technologies and their confocal endomicroscopy device has recently gained FDA 501(k) clearance.

Companies who have developed devices using confocal microscopy, in addition to Mauna Kea Technologies, include those which have applications in ophthalmology, such as Nidek. These companies may compete with us in their respective application areas, which could possibly become broader and infringe on our applications. For customers who use our products in macroscopic imaging our confocal imaging devices compete with other imaging methods which are sold by companies such as FotoFinder Systems, Inc., Mela Sciences, Inc., Michelson Diagnostics and Verisante. Though we do not believe that we compete with any specific large companies currently, major medical imaging companies such as General Electric Co., Siemens and Philips Healthcare, each of which manufacture and market precision medical diagnostic products, could decide to develop or acquire a product or products to compete with our VivaScope confocal imagers.

Our sales to date have been to a limited number of distributors and customers. For the year ended December 31, 2012, sales to two distributors were in the amounts of approximately $1.0 million and $0.4 million representing 39% and 15%, respectively, of our total revenues.

Manufacturing

Our in-house manufacturing process is largely an assembly-and-test process that operates under the standardized procedures of our quality system. Piece parts such as mechanically machined components, populated circuit boards, precision optical components and electro-mechanical optical scanning devices are purchased from suppliers to either our custom specifications or the standard specifications of the supplier. We also purchase computers, LCD displays and medical grade equipment carts which are integrated into our completed VivaScope Systems. The application software for our VivaScopes is written by our in-house software staff and runs under the Windows 7 operating system.

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

Regulation

FDA Regulation of Medical Devices. Our products are considered medical devices and are subject to regulation by the FDA. The Food, Drug, and Cosmetic Act, or “FD&C Act,” and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.

The FDA cleared our 510(k) application for our VivaScope System (i.e., our VivaScope 1500 and VivaScope 3000) as a Class II device in September 2008. Our ex-vivo imager, the VivaScope 2500 is registered with the FDA as a Class I device, similar to conventional medical microscopes used by pathologists to view microscope slides of human tissue and our telepathology server is registered with the FDA as a Class I device. We believe these FDA clearances for our VivaScope products and telepathology are sufficient for us to pursue our business strategy for the foreseeable future. Future products or applications may require additional FDA clearances and may also involve clinical trials to demonstrate whether they are safe and effective for their indicated medical applications.

Devices like our VivaScopes that are approved or cleared and placed in commercial distribution are subject to numerous regulatory requirements, including: 1) establishment registration and device listing; 2) Quality System Regulation (QSR) which is an FDA requirement that manufacturers follow design, testing, control, documentation and other quality assurance procedures; 3) labeling regulations that impose labeling restrictions and prohibit the promotion of products for unapproved or “off-label” uses; 4) medical device reporting regulations that require reporting to the FDA if a device caused or contributed to a death or serious injury or malfunctioned so as to cause or contribute to a death or serious injury if the malfunction were to recur; and 5) corrections and removal reporting regulations that require manufacturers to report field corrections and product recalls or removals undertaken to reduce risk to health by the device or to correct a FD&C violation that presents a risk to health. Also, the FDA may require postmarket surveillance studies or establishment and maintenance of a system for tracking products through the distribution channel to the patient level.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may lead to any of the following sanctions: 1) warning letters; 2) fines and civil penalties resulting in unanticipated expenditures; 3) approval delays or refusal to approve our applications, including supplements; 4) withdrawal of FDA approval; 5) product recall or seizure; 6) interruption of production; 7) operating restrictions; 8) injunctions; and 9) criminal prosecution. To date, we have never received any such enforcement actions by the FDA.

International Medical Device Regulation. International sales of medical devices are subject to foreign government regulations that vary substantially from country to country. Some countries have little to no regulation whereas other countries have a premarket notice or premarket acceptance similar to the FDA for clinical applications. The time required to obtain approval in a foreign country may be either shorter or longer than that required for FDA approval, and the requirements for approval may differ. Generally, international sales of our products for non-clinical use require little or no registration.

Our VivaScope 1500 and VivaScope 3000 are entitled to bear the CE mark for distribution as medical devices in the European Union, (“EU”). The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe.

Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products for clinical applications. In this regard, we have obtained regulatory approval to market our VivaScope 1500 for clinical applications in Canada through its Health Canada Administration, in Australia through its Therapeutic Goods Administration and in China through its State Food and Drug Administration, although in China we are currently in a renewal process.

One aspect of CE compliance is that manufacturers are required to comply with international standards for quality management maintained by the International Organization for Standardization, (“ISO”) and its 13485 series of standards for quality operations necessary for EU and SFDA registration. The method of assessing conformity to EU regulations varies depending on the class of the product. Generally conformance involves self-assessment by the manufacturer and third party assessment by a “Notified Body.” This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. In order to meet this requirement, our quality system, device designs and manufacturing facilities are assessed annually by GMED North America, a certified EU Notified Body.

Other Government Regulation. The advertising of our medical devices is, and will continue to be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of our medical devices is subject to complex federal and state laws and regulations generally intended to deter, detect, and respond to fraud and abuse in the healthcare system. These laws and regulations often restrict or prohibit pricing, discounting, commissions and other commercial practices that are typical outside of the healthcare market. In particular, anti-kickback and self-referral laws and regulations limit our promotional programs and financial arrangements related to the sale of our products and related services to physicians seeking reimbursement from Medicare, Medicaid, private insurers or patients. Sanctions for violating the above federal laws include criminal and civil penalties ranging from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both.

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

Private enforcement of healthcare fraud is also increasing, due in part to amendments to the Civil False Claims Act in 1986. These amendments encourage private persons to sue on behalf of the government. HIPAA, in addition to its privacy provisions, created a series of new healthcare-related crimes. Our products fall under the regulation of HIPAA when our HIPAA-compliant telepathology server is used for clinical applications.

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

Employees

As of February 28, 2013, we had 26 full-time employees and one part-time technical co-op. Eight of our employees were engaged in product and software research and development, two in clinical and regulatory affairs, eight in production, four in marketing and sales and five in administrative activities.

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

We reported net losses of approximately $9.8 million and $9.1 million in 2012 and 2011, respectively. As of December 31, 2012, we had an accumulated deficit of approximately $46.5 million. We have devoted substantially all of our resources to research and development and sales of our products. Our success will depend upon, among other things, our ability to successfully market and sell our products and to generate revenues. Unanticipated problems, expenses and delays are frequently encountered in developing and commercializing new technology. These include, but are not limited to, competition, the need to gain clinical acceptance of our technology, the need for sales and marketing expertise, regulatory concerns, and setbacks in the continued development of new technology. We expect to incur significant sales, marketing, and manufacturing expenses during the early marketing phase and launch of our products. As a result, we expect to continue to incur operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity. If we are not able to fund our cash needs, we may not be able to continue as a going concern, and it is likely that all of our investors would lose their investment.

We may also require additional financing to fund ongoing operations, as our current assets are insufficient to meet our operating costs. If we are unable to obtain the necessary capital or financing to fund our cash needs it will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition,

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our auditors and prior auditors have indicated in their reports on our financial statements for the fiscal years ended December 31, 2012 and December 31, 2011 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend on our ability to obtain additional financing when necessary, which is not certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Any additional capital raising will likely cause dilution to existing stockholders and, if capital raising is a secured raise, it may restrict our operations or adversely affect our ability to operate our business.

The sale of equity or issuance of debt to raise capital could result in dilution to our stockholders. The incurrence of indebtedness, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that impede our ability to manage our operations.

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

Our commercial success in clinical markets depends upon attaining significant market acceptance of our products by physicians, patients and healthcare payers.

The medical device industry is highly competitive and subject to rapid technological change. Our success in clinical markets depends, in part, upon physicians continuing to perform a significant number of diagnostic procedures and our ability to achieve and maintain a competitive position in the development of technologies and products in the skin cancer diagnosis field. If physicians, patients, or other healthcare providers opt to use our competitors’ products, or healthcare payers do not accept our products, our commercial opportunity in clinical markets will be reduced and our potential revenues will suffer.

Biopsy of the lesion, followed by pathologic examination of the tissue specimen, is today’s widely accepted standard of care with a long history of use. Two alternative diagnostic tools, clinical photography and dermoscopy, are currently gaining acceptance in the U.S. medical community. In addition, technological advances may result in improvements in these alternative diagnostic tools or new technologies may emerge that produce superior diagnostic results as compared to our VivaScope systems.

If we are unable to obtain adequate reimbursement from healthcare payers, or acceptable prices for our products, our revenues and prospects for profitability in the clinical market will suffer.

Our future revenues and ability to become profitable will depend heavily upon the availability of adequate and timely reimbursement for the use of our products and services from governmental and other third-party payers. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a product is: (i) a covered benefit under its health plan, (ii) safe, effective and medically necessary, (iii) appropriate for the specific patient, (iv) cost effective, and (v) neither experimental nor investigational. Obtaining reimbursement approval for our products and services from each government or other third-party payer will be a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data to each payer. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. If we are not able to obtain coverage and profitable reimbursement promptly from government-funded and private third-party payers for our products, our ability to generate revenues and become profitable will be compromised.

The termination of our distribution relationships with any of our key distributors, or a decline in revenue from such distributors, could have a material adverse effect on our business, financial condition, and results of operations.

Our sales to date have been to a limited number of customers. For the year ended December 31, 2012, approximately 54% of our product sales were generated through our top two distributors. Our distribution agreements with these key distributors may be terminated, or our distributors may fail to perform their obligations under such agreements. If either of these events occurs, our marketing and distribution efforts may be impaired and our revenues may be adversely impacted. We may experience greater or lesser customer concentration in the future. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large customers and distributors, and we may experience an even higher degree of customer concentration in the future. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key distributors could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Although we may be able to sell directly to customers if our relationships with any or all of our key distributors terminate, the development of our sales and distribution capabilities could involve significant expense and delay.

We operate in highly competitive markets, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Although we possess patented technology for our VivaScope products and our telepathology system, we face competition, both nationally and internationally, from companies marketing technologies which offer an alternative to confocal microscopy. Many of these companies have established name recognition, reputation, and market presence, and may have greater financial, technical, sales, marketing and other resources than we have, enabling them to better withstand the impact of risks associated with a highly competitive industry. We are currently aware of only one competitor that offers an FDA cleared device which enables microscopic examination of cancerous tissues at the cellular level, as we do with our VivaScope confocal imagers. That company is Mauna Kea Technologies and their confocal endomicroscopy device has recently gained FDA 501(k) clearance.

Companies who have developed devices using confocal microscopy, in addition to Mauna Kea Technologies, include those which have applications in ophthalmology, such as Nidek. These companies may compete with us in their respective application areas, which could possibly become broader and infringe on our applications. For customers who use our products in macroscopic imaging, our confocal imaging devices compete with other imaging methods which are sold by companies such as FotoFinder Systems, Inc., Mela Sciences, Inc., Michelson Diagnostics and Verisante. Though we do not believe that we compete with any specific large companies currently, major medical imaging companies such as General Electric Co., Siemens and Philips Healthcare, each of which manufacture and market precision medical diagnostic products, could decide to develop or acquire a product or products to compete with our VivaScope confocal imagers.

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

In the United States, the FDA regulates medical devices, as well as the associated manufacturing, labeling and record keeping procedures. Regulatory clearance or approval to market a diagnostic product from the FDA may contain limitations on the indicated uses of the product. Marketing clearance or approval can also be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval. In addition, the FDA has the authority to change or modify its regulations at any time, and also has the authority to change the medical classification of our products, thereby increasing the associated regulations to which we must adhere.

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

These laws and regulations are extremely complex and, in some cases, still evolving. If our operations are found to be in violation of any of the federal, state or local laws and regulations that govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s time and attention from the operation of our business.

Our products require regulatory approvals outside the United States and failure to obtain such approvals or to comply with ongoing regulatory requirements in each regulatory market or country could subject our product to restrictions or withdrawal from that market.

Any product for which we obtain regulatory approval will be subject to continual review and periodic inspections by each regulatory body where we operate. Regulatory approval of our products may be subject to limitations on the indicated uses for which the products may be marketed or contain requirements for costly post marketing testing and surveillance to monitor the safety or effectiveness of the products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties. The Company is currently renewing its registration in China and believes it also may need to register its 2012 Enhancement Program products. Such renewal or registration, unless completed on a timely basis, may have an adverse impact on sales.

Our business is subject to inspection by the FDA and international authorities, and we could face penalties if we are found to be non-compliant with the regulations of the FDA or international authorities.

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

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company with sales in the U.S., this healthcare reform legislation will materially impact us. Certain provisions of the legislation will not be effective for a number of years, there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. The legislation imposes on medical device manufacturers such as a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. Both downward pressure on reimbursement and the excise tax could have a material adverse effect on our business, financial condition and the results of operations. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations ultimately will be implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

We must comply with complex statutes prohibiting fraud and abuse, and both we and physicians utilizing our products could be subject to significant penalties for noncompliance.

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These federal laws include: the Anti-Kickback Law which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients or the purchase, order or recommendation of goods or services for which payment will be made by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the Anti-Inducement Law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; HIPAA, which creates federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program and which also imposes certain obligations on entities with respect to the privacy, security and transmission of individually identifiable health information; the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; and the Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services, (“HHS”), to impose civil penalties administratively for fraudulent or abusive acts. We are also subject to state laws that are analogous to the above federal laws, such as state anti-kickback and false claims laws (some of which may apply to healthcare items or services reimbursed by any third-party payer, including commercial insurers), as well as certain state laws that require pharmaceutical and medical device companies to comply with industry voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

Sanctions for violating these laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. Our ongoing efforts to comply with these laws may be costly, and a violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. The risk of our being found in violation of these laws is increased by the fact that many of them have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. An investigation into the use of telepathology, telepathology workstations and VivaScope by physicians may dissuade physicians from either purchasing or using telepathology, telepathology workstations and VivaScope and could have a material adverse effect on our ability to commercialize our products.

The application of the privacy provisions of HIPAA is unclear, and we will become subject to other laws and regulations regarding the privacy and security of medical information.

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (insurers, clearinghouses, and most healthcare providers) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is unclear whether we would be deemed to be a covered entity or a business associate under the HIPAA regulations. In either case, we will be required to physically safeguard the integrity and security of the patient information that we, or our physician customers, receive, store, create or transmit. If we fail to safeguard patient information, then we or our physician customers may be subject to civil monetary penalties, and this could adversely affect our ability to market our products. We also may be liable under state laws governing the privacy of health information. As and when we expand our commercialization efforts in the foreign markets that we have targeted, we will also become subject to a variety of international laws, regulations and policies designed to protect the privacy of health information. The costs associated with our ongoing compliance could be substantial, which could negatively impact our profitability.

Clinical trials associated with future applications of our technology may involve lengthy and expensive processes with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

In the future, as we explore additional applications of our technology, clinical trials may be required for regulatory approval. We are not currently conducting any clinical trials related to any regulatory approval and we have no current plans to conduct any such clinical trials. However, should we decide to conduct such clinical trials, we cannot predict whether we will encounter problems with any future clinical trials, which would cause us or regulatory authorities to delay or suspend those clinical trials, or delay the analysis of data from those clinical trials. We estimate that clinical trials involving any of the various potential applications of VivaScope and telepathology which we may choose to pursue could continue for several years and that such trials may also take significantly longer to complete and may cost more money that we expect. Failure can occur at any stage of testing, and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of the current, or a future, more advanced, version of our products, including but not limited to: delays in obtaining regulatory approvals to commence a clinical trial; slower than anticipated patient recruitment and enrollment; negative or inconclusive results from clinical trials; unforeseen safety issues; an inability to monitor patients adequately during or after treatment; and problems with investigator or patient compliance with the trial protocols.

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

Risks Related to the Operation of Our Business

We rely on intellectual property and proprietary rights and may not be able to protect these rights.

We rely heavily on proprietary technology that we protect primarily through patents, licensing arrangements, trade secrets, copyrights, trademarks, proprietary know-how and non-disclosure agreements. We have 58 issued patents and 20 pending patent applications worldwide. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether we are an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights will provide a competitive advantage to us. There can also be no assurance that our trade secrets or non-disclosure agreements will provide meaningful protection of our proprietary information. Further, we cannot assure you that others will not independently develop similar technologies or duplicate any technology developed by us or that our technology will not infringe upon patents or other rights owned by others. In addition, in the future, we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation or proceeding could result in significant expense to us and divert the efforts of our management personnel as well as lead to unfavorable publicity that harms our reputation and causes the market price of our common stock to drop, whether or not such litigation or proceeding is determined in our favor. In addition, to the extent that any of our intellectual property and proprietary rights were ever deemed to violate the proprietary rights of others in any litigation or proceeding or as a result of any claim, we may be prevented from using them, which could cause a termination of our ability to sell our products. Litigation could also result in a judgment or monetary damages being levied against us.

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

All of our manufacturing operations are conducted at a single location. Any disruption at our facility could increase our expenses.

All of our manufacturing operations are conducted at a single location. We take precautions to safeguard our facility, including insurance, health and safety protocols, contracted off-site engineering services, and off-site storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

Our success is particularly dependent upon the continued service of our executive officers and other key employees. We have currently executed employment agreements with our CEO, CFO, and CTO. The agreements range in term from three to five years and each are renewable for additional one-year terms unless either we or the executive send written notice to the other party of its intention not to renew at least ninety (90) days prior to expiration of the then-current term. Each of these executives has agreed, pursuant to his or her respective employment agreement, not to compete with us, nor solicit our customers or employees, for a period of one (1) year following the termination of such executive’s employment. All of our employees, including our executive officers, have executed our standard form of Employee Invention, Copyright, Proprietary Information and Conflicts of Interest Agreement. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business and results of operations. Our future success will depend in part upon our ability to attract and retain highly qualified personnel. We may not be successful in hiring, retaining or developing sufficient qualified individuals.

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

We are an “emerging growth company,” or “EGC,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “EGC” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, from which we are currently exempt as a smaller reporting company, and stockholder approval of any golden parachute payments not previously approved in connection with a transaction resulting in a change of control.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We expect to take advantage these exemptions. If we do take advantage of any of these exemptions, investors may find our financial statements and other disclosures not comparable to companies that comply with public company effective dates, and will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and the stock price may be more volatile.

Risks Relating to Our Securities

Because our securities are quoted on the OTC Bulletin Board quotation system, our liquidity and the price of our securities are limited and our investors may be subject to significant restrictions on the resale of our securities due to state “Blue Sky” laws.

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

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our securities will be registered or exempt from registration under the laws of any state. Since our securities are listed on the OTC Bulletin Board, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our securities. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our securities to be limited, as you may be unable to resell your securities without the significant expense of state registration or qualification.

The exercise of our warrants may also be subject to “blue sky” laws. As a result, depending on the state of residence of a holder of the warrants, a holder may not be able to exercise its warrants unless we comply with any state securities law requirements necessary to permit such exercise or an exemption applies. Although we plan to use our reasonable efforts to assure that holders will be able to exercise their warrants under applicable state securities laws if no exemption exists, there is no assurance that we will be able to do so. As a result, the ability to exercise the warrants may be limited. The value of the warrants may be significantly reduced if holders are not able to exercise their warrants under applicable state securities laws.

The application of the Securities and Exchange Commission’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our common stock is currently trading at less than $5.00 per share and is therefore subject to the Securities and Exchange Commission’s (“SEC”) penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Our stock price may remain volatile and purchasers of our common stock could incur substantial losses.

As a result of the volatility which our stock has incurred since our initial public offering, a decline in the market price of our common stock could cause stockholders to lose some or all of their investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly. Whether or not meritorious, litigation brought against us could result in substantial costs and could divert the time and attention of our management. Our insurance to cover claims of this sort may not be adequate.

The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock: the announcement of new products or product enhancements by us or our competitors; developments or disputes concerning patents or other intellectual property rights; changes in the structure of third-party reimbursement in the U.S.; the departure of key personnel; results of our research and development efforts and our clinical trials; regulatory developments in the U.S. and foreign countries; developments concerning our clinical collaborators, suppliers or marketing partners; changes in financial estimates or recommendations by securities analysts; failure of any new products, if approved, to achieve commercial success; product liability claims and litigation against us; the strength and variations in our financial results or those of companies that are perceived to be similar to us; general economic, industry and market conditions; and future sales of our common stock.

Concentration of ownership among our directors, executive officers, and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon beneficial ownership as of February 28, 2013, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned a significant percentage of our outstanding common stock. To the extent that our affiliates may purchase additional shares, that percentage will be even higher. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under New York law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that differ from those of the stockholders. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

In addition, Section 912 of the New York Business Corporation Law generally provides that a New York corporation may not engage in a business combination with an interested stockholder for a period of five years following the interested stockholder’s becoming such. An interested stockholder is generally a stockholder owning at least 20% of a corporation’s outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive stockholders of the opportunity to sell shares to potential buyers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

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

If our existing stockholders sell, or indicate intent to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline significantly. Moreover, a relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

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

We lease approximately 20,000 square feet of office, laboratory, and assembly space in the same building as our principal executive offices located in 95 Methodist Hill Drive, Suite 500 Rochester, NY 14623 under a lease which expires in February 2018. In addition, we lease office space in Boston, MA under an agreement that expires in November 2013. We believe these facilities will be adequate to meet our current and reasonably foreseeable requirements, and that, if needed, we will be able to obtain additional space on commercially reasonable terms.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, each consisting of one share of common stock and one warrant, were traded on the OTC Bulletin Board and were maintained by the Financial Industry Regulatory Authority under the symbol “LCDCU” from December 28, 2011 to February 24, 2012. Upon a mandatory separation of our units on February 27, 2012, our units ceased trading on the OTC Bulletin Board and our common stock and warrants began trading on the OTC Bulletin Board under the symbols “LCDX” and “LCDXW,” respectively.

The following tables set forth the range of high and low per share sales prices for our common stock, as reported by the OTC Bulletin Board from the date on which our common stock began trading through December 31, 2012. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not represent actual transactions:

Period	High ($)	Low ($)
Quarter ended December 31, 2011	—	—
Quarter ended March 31, 2012	—	—
Quarter ended June 30, 2012	$2.00	$0.51
Quarter ended September 30, 2012	$2.25	$0.45
Quarter ended December 31, 2012	$2.00	$0.25

Holders

As of February 28, 2013, there were approximately 165 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders of record.

Dividends

We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

 Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	605,000	$3.36	1,661,500

Equity compensation plans not approved by security holders (2)	20,000	2.00	1,755,000

Total	625,000	$3.32	3,416,500

(1)	Includes the Lucid, Inc. Year 2000 Stock Option Plan, the Lucid, Inc. 2007 Long-Term Incentive Plan, and the Lucid, Inc. 2010 Long-Term Equity Incentive Plan. No further awards may be made under the Year 2000 Stock Option Plan or the 2007 Long-Term Incentive Plan.

(2)	Includes the Lucid, Inc. 2012 Stock Option and Incentive Plan adopted by the Board of Directors in July 2012 and subject to stockholder approval at the next stockholder meeting.

See Note 13 of Item 8 of this Annual Report on Form 10-K for a summary of our equity compensation plans.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued by us during the year ended December 31, 2012 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such shares and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

a	Stock Options

During 2012, we granted options to purchase 20,000 shares of our common stock with a per share exercise price of $2.00 under our Year 2012 Stock Option Plan, to a consultant providing sales and marketing services to the Company.

b	Shares of Common Stock

In December 2012, the Company’s Chairman and his spouse purchased a total of 214,286 shares of common stock in a private transaction with the Company at a price of $1.40 per share.

In October 2012, the Company issued approximately 55,000 shares of common stock (at a value of $2.00 per share) in an equal exchange for approximately 234,000 common stock warrants.

During 2012, we issued to our officers, directors and employees an aggregate of 61,400 shares of our common stock at weighted average per share exercise price of $0.30 pursuant to exercises of stock options granted under our Year 2000 Stock Option Plan. We also issued 100,000 shares of our common stock at a per share exercise price of $0.02 to a consultant of the Company pursuant to an exercise of stock options granted in 2002 outside of a stock option plan.

No underwriters were involved in the foregoing issuances of securities. In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These shareholders who received the securities in such instances made representations that (a) the shareholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the shareholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the shareholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the shareholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the shareholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 6.	Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our expectations as to our plans and strategy for our business, future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

We are a medical device company that designs, manufactures and sells non-invasive cellular imaging systems enabling physicians to image and diagnose skin disease in real time with an optical biopsy versus an invasive or surgical biopsy. Devices using our Rapid Cell ID technology allow physicians to detect and diagnose skin disease, including basal cell carcinoma, melanoma, and inflammatory and pigmentary disorders. Rapid Cell ID technology offers physicians the option to non-invasively diagnose, monitor and follow-up the non-invasive treatment of basal cell carcinoma, and includes the capacity to visualize the margins of the disease prior to surgery, improving patient outcomes. We have developed an integrated platform of tools, including the VivaScope® 1500 and VivaScope® 3000 Rapid Cell ID Imagers along with our telepathology service that can be used by doctors, surgeons, and research laboratories. Our tools are already in use by doctors and researchers in major academic hospitals as well at pharmaceutical and large cosmetic companies.

Our telepathology server, when connected to a physician’s VivaScope imager, transfers images from a physician’s office or operating room to another physician, pathologist or other diagnostic reader for near real-time diagnosis and reporting. In addition, the telepathology server stores images and pathology reports as a part of a patient’s HIPAA compliant permanent, electronic, medical record increasing efficiency and reducing costs for medical institutions compared to current histology record retention processes.

We have devoted substantially all of our resources to the development of our Rapid Cell ID technology and telepathology service, which expenses have included research and development, conducting clinical investigation for our product candidates, protecting our intellectual property and the general and administrative support of these operations. While we have generated revenue through product sales, we have funded our operations largely through multiple rounds of private debt and equity financings. We have never been profitable and we reported net losses of approximately $9.8 million and $9.1 million in 2012 and 2011, respectively. As of December 31, 2012, we had an accumulated deficit of approximately $46.5 million. We expect to incur operating losses for the foreseeable future as we invest substantial resources to promote the commercialization, and attempt to achieve widespread adoption, of our products. We will require additional financing to support these and other operating activities, as our current assets are insufficient to meet our operating costs. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses and sales and marketing expenses will increase along with general and administrative costs, as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

Our revenues consist of product revenue and non-product revenue. Product revenues consist of revenues derived from the sale of our products and services, primarily VivaScopes, as well as an immaterial amount of revenue from maintenance and support services. We recognize product revenue when evidence of an agreement exists, title has passed (generally upon shipment) or services have been rendered. When product sales do not include installation or training, such as for all distributor sales and many direct sales, revenue is recognized upon shipment. Certain direct sales contracts require installation at the customer’s location prior to acceptance. As such, revenue recognition on these contracts is delayed until all aspects of delivery, including installation, are complete. In addition, should the contract include training, revenue recognition is delayed until training is complete. Non-product revenue, which to date has been in the form of a payment from a European distributor for certain rights including a license to use certain technology in defined geographic areas, is recognized as earned.

Results of Operations

Years Ended December 31, 2012 and 2011

We reported a consolidated net loss of $9.8 million or $(1.23) per share for the year ended December 31, 2012 as compared to a consolidated net loss of $9.1 million or $(7.37) per share for the year ended December 31, 2011. The increase in net losses in 2012 resulted from increased operating costs primarily related to the 2012 Enhancement Program, employee related termination costs, an increase in warranty costs, and an overall decrease in sales over the year ended December 21, 2011.

The following presents a more detailed discussion of our consolidated operating results:

Product sales. For the years ended December 31, 2012 and 2011, we recorded sales of our products of $2.4 million and $3.2 million, respectively. The decrease was primarily attributed to a decrease in distributor sales in Asia of $0.4 million combined with decreased distributor sales in Europe of $0.3 million. Percentages of total sales by geographic region are as follows:

	Year Ended December 31,
	2012		2011
	Product Sales	Percent	Product Sales	Percent
	(in millions)		(in millions)
North America	$0.5	23%	$0.6	16%
Europe	1.0	39%	1.3	41%
Asia	0.6	25%	1.0	32%
Latin America	0.2	8%	0.2	7%
Australia	0.1	5%	0.1	4%
Total	$2.4	100%	$3.2	100%

During the year ended December 31, 2012, we began a significant enhancement program to increase the speed and functionality of our VivaScope confocal imagers. We believe the sales of our existing products were negatively impacted during 2012 primarily because we informed our key distributors at the end of 2011 about the 2012 Enhancement Program. The 2012 Enhancement Program was substantially completed by September 31, 2012, and sales in the fourth quarter were $1.1 million.

Cost of revenue. For the year ended December 31, 2012 and 2011, we incurred cost of revenue of $2.4 million and $1.9 million, respectively. As a percentage of product sales, cost of revenue was 99% and 59% for the years ended December 31, 2012 and 2011, respectively. The increase in cost of sales as a percentage of product sales reflects an increase in warranty repairs as well as charges to increase our warranty reserves.

General and administrative expenses. General and administrative expenses consist primarily of salaries and benefits, professional fees (including legal and accounting incurred during the year ended December 31, 2011 in connection with becoming a public company), occupancy costs for our office, insurance costs and general corporate expenses. For the year ended December 31, 2012, general and administrative expenses totaled $4.0 million and had decreased $1.4 million from the prior year resulting primarily from decreases in professional fees of $0.7 million in connection with our 2011 IPO. There was an additional decrease of $0.2 million resulting from a decrease in fees to affiliates. For the year ended December 31, 2012 as compared to the prior year, benefits increased significantly due to severance expenses incurred throughout the year. For the years ended December 31, 2012 and 2011, general and administrative expenses included non-cash stock-based compensation expenses of $1.0 million and $1.5 million, respectively.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and benefits and general marketing expenses. For the year ended December 31, 2012, sales and marketing expenses totaled $1.8 million, an increase of $0.4 million from the prior year. The increase in sales and marketing expenses primarily resulted from an increase of $0.5 million in expenses related to increased sales and marketing efforts. The increase was offset by a decrease in stock-based compensation expenses of $0.3 million. For the years ended December 31, 2012 and 2011, sales and marketing expenses included non-cash stock-based compensation expenses of $0.1 million and $0.4 million, respectively.

Engineering, research and development expenses. Engineering, research and development expenses consist primarily of salaries and benefits and material costs used in the development of new products and product improvements. For the year ended December 31, 2012, engineering, research and development expenses totaled $3.8 million, an increase of $2.3 million from the prior year. The increase in engineering, research and development expenses primarily resulted from an increase of $0.5 million due to severance benefits incurred during the year, combined with an increase in stock-based compensation charges of $0.4 million. Additionally, the 2012 Enhancement Program resulted in increased costs of $0.8 million over the prior year. For the years ended December 31, 2012 and 2011, engineering, research and development expenses included non-cash stock-based compensation expenses of $0.7 million and $0.3 million, respectively.

Interest expense. Interest expense decreased $1.9 million from $2.3 million for the year ended December 31, 2011 to $0.4 million for the year ended December 31, 2012. The decrease in interest expense was a result of the conversion to equity of the debt underlying our 2010/2011 and July 2011 Convertible Debt Offerings upon the completion of our IPO.

Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased $2.3 million from $2.7 million for the year ended December 31, 2011 to $0.4 million for the year ended December 31, 2012. The decrease in the loss was a result of the conversion in connection with the 2011 IPO of the 2010/2011 Convertible Debt Offering, July 2011 Convertible Debt Offering and the fee arrangement with an affiliate.

Fair value adjustment of warrants expense. For the years ended December 31, 2012 and 2011, we recognized income of $0.6 million and $2.5 million, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock.

Liquidity and Capital Resources

As of December 31, 2012, we had $2.5 million in current assets and $3.1 million in current liabilities, resulting in a working capital deficit of $0.6 million. As of December 31, 2011, we had $6.1 million in current assets and $5.9 million in current liabilities, respectively, resulting in working capital of $0.2 million. Our working capital decreased during the year ended December 31, 2012 primarily as a result of continued operating losses. Our current assets consist of cash, accounts receivable, inventories, prepaid expenses and other. Our current liabilities consist of the current portion of our long-term debt, accounts payable, accrued expenses, and deferred revenue.

We anticipate that we will continue to generate losses for the at least the next year as we develop and expand our product offerings and seek to commercialize our products and expand our corporate infrastructure. We believe that our current assets are insufficient to meet our operating costs.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of medical devices, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of development and growth of our VivaScope business;

•	the cost of commercialization activities of our products, and of our future product candidates, including marketing, sales and distribution costs;

•	the number and characteristics of any future product candidates we pursue or acquire;

•	the scope, progress, results and costs of researching and developing our future product candidates, and conducting clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our future product candidates;

•	the cost of manufacturing our existing VivaScope products and maintaining our telepathology server, as well as such costs associated with any future product candidates we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

Summary of Cash Flows

	For the Year Ended December 31,
	2012	2011
Operating activities	$(7,704,665)	$(4,500,760)
Investing activities	(79,493)	(123,684)
Financing activities	3,814,464	8,681,510
Net decrease in cash and cash equivalents	(3,969,694)	4,057,066

Net cash used in operating activities. Cash used in operating activities was $7.7 million and $4.5 million for the years ended December 31, 2012 and 2011, respectively. The increase in cash used in operating activities resulted from the increase in net loss of $0.8 million, combined with a net decrease in non-cash amounts in 2012 of $2.3 million. The change in non-cash amounts included an increase of $2.3 million and $1.1 million for loss on extinguishment of debt and accretion of debt discount, respectively, and an increase of $1.9 million for the fair value adjustment of warrants.

Net cash used in investing activities. Cash used in investing activities was $0.1 million for the years ended December 31, 2012 and 2011, and represents the purchases of fixed assets during these periods.

Net cash provided by financing activities. Cash provided by financing activities was $3.8 million and $8.7 million for the years ended December 31, 2012 and 2011, respectively. The decrease during the year ended December 31, 2012 as compared to the year ended December 31 2011 was a result of the net proceeds from our IPO, the sale of our July 2011 and 2010/2011 Convertible Debt Offerings and cash received from exercises of warrants that took place in the prior year offset by the proceeds from the 2012 Demand Note and 2012 Term Note in Q2 2012 and Q3 2012, respectively.

Term Loan. In July 2012, we borrowed $7.0 million from an affiliate pursuant to a Loan and Security Agreement (the “2012 Term Loan”), which refinanced a previous loan in the amount of $3.0 million. The 2012 Term Loan matures in July 2017 although we may prepay the note at any time, subject to certain notice requirements. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014 and is secured by all of the Company’s assets.

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

Promissory Notes. As of December 31, 2012 and December 31, 2011, we had $0.4 million and $0.6 million, respectively, outstanding under outstanding promissory notes. As of December 31, 2012, two notes that do not accrue interest remained outstanding with a combined principal of $0.4 million.

Trade Payables and Receivables. As of December 31, 2012 and December 31, 2011, we had approximately $0.2 million and $0.4 million, respectively, of accounts payable which were aged over 180 days. Management has reached agreements with certain of these vendors to pay overdue amounts over time. Generally, the terms for our trade payables are 30 days from the date of receipt. Certain vendors require partial or full prepayment, especially for parts unique to Lucid orders.

As of December 31, 2012 and December 31, 2011, we had accounts receivable of approximately $0.6 million and $0.4 million, respectively. We generally request 50% prepayment from all direct sales customers, with the balance due 30 days after shipment, although in certain circumstances we require the full balance prior to shipment. Amounts collected prior to the recognition of revenue are recognized as customer deposits and are included in “accrued expenses and other current liabilities.” We characterize our relationships with our distributors as excellent and we generally require full payment within 30 days of shipment to our distributors.

Warrants. At December 31, 2012, we had 1,981,661 warrants outstanding at a weighted average exercise price of $5.75. These warrants were issued primarily with historical convertible debt offerings, as well as in the common units sold in our recent initial public offering.

2011 Reverse Stock Split. All shares, stock options, warrants to purchase common stock and per share information presented in this report, including the consolidated financial statements, have been adjusted to reflect the 2 for 1 reverse stock split of our common stock effective December 6, 2011 on a retroactive basis for all periods presented. We made a cash payment to shareholders for all fractional shares which would otherwise be required to be issued as a result of the stock split. There was no change in the par value of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2012 and as of the date of this report.

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

Historically, we have used estimates of the fair value of our common stock at various dates for the purpose of:

•	Determining the fair value of our common stock on the date of grant of a stock-based compensation award to our employees and non-employees as one of the inputs into determining the grant date fair value of the award.

•	Determining the fair value of our common stock on the date of grant of a restricted stock award to determine the amount of compensation expense to be recorded over the requisite service period.

•	Determining the fair value of our common stock to be issued at the date of conversion of convertible debt instruments into our common stock.

•	Determining the intrinsic value of certain debt features, such as beneficial conversion features, on the date of issuance of convertible instruments.

•	Determining the fair value of our common stock at each reporting period as an input into our model to value warrants classified as liabilities.

Management has estimated the fair value of our common stock during 2011 and 2012 as follows:

Date of Valuation	Estimate of Fair Value	Purpose
April 1, 2011	$8.60	Grants of stock-based awards
April 8, 2011	$8.62	Grants of stock-based awards
June 28, 2011	$8.88	Grants of stock-based awards
August 10, 2011	$8.62	Grants of stock-based awards
December 30, 2011	$3.35	Issuance of common stock upon conversions in connection with the IPO
October 1, 2012	$2.00	Grants of stock-based awards
November 8, 2012	$2.00	Grants of stock-based awards
December 18, 2012	$1.40	Issuance of common stock in a private transaction

In 2012, the Company estimated fair market value of our common stock based largely on recent trading history and volumes on the OTCBB. Because the trading in our stock has been thin and sporadic, exclusive use of the most recent trading price could, at times yield an amount which was not the best indication of fair value.

In 2011, prior to the Company’s initial public offering, we relied in part on a valuation report retrospectively prepared by an independent valuation consultant based on data we provided. The valuation report provided us with guidelines in determining the fair value, but the determination was made by our management. We obtained a retrospective valuation by a third- party valuation specialist because, as an emerging company, we have not had the resources at our disposal to gather all of the necessary inputs, including information regarding comparable companies. We applied the income approach/ discounted cash flow analysis based on our projected cash flow using management’s best estimate as of the valuation date. The determination of the fair value of our common stock required complex and subjective judgments to be made regarding our projected financial and operating results, our unique business risks, complex features of our outstanding debt and equity instruments, the liquidity of our shares and our operating history and prospects at the time of valuation.

In determining the fair value of our common stock we made estimates in 2011 surrounding our weighted average cost of capital of 21.90% based on a number of inputs, including the risk-free rate, an equity risk premium based on forward looking equity risk premium studies multiplied by a Beta derived from Bloomberg of firms in a comparable line of business, a small stock premium from a Duff &Phelps study that reflects expectations of equity holders, a company-specific risk premium based on revenue projections relative to comparable firms, plus the Company’s cost of debt. We used an option-pricing method to allocate enterprise value to preferred and common shares, taking into account the guidance prescribed by the AICPA Audit and Accounting Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation.” The method treats common stock and preferred stock as call options on the enterprise’s value, with exercise prices based on the liquidation preference of the preferred stock. We also used an option-pricing method which involves making estimates of the anticipated timing of a potential liquidity event, such as a sale of our Company or an initial public offering, and estimates of the volatility of our equity securities. The anticipated timing is based on the plans of our Board of Directors and management. Estimating the volatility of the share price of a privately held company is complex because there is no readily available market for the shares. We estimated the volatility of our shares at 70% based on the historical volatilities of comparable public companies engaged in similar lines of business. Had we used different estimates of volatility, the allocations between preferred and ordinary shares may have been different.

Subsequent to the listing of our common units on the OTCBB on December 28, 2011 and prior to the splitting of our common units into their common stock and common warrant components, we used a binomial lattice model to allocate the fair market value of the common unit between the common stock and common warrant which comprise the unit.

Stock-Based Compensation. We measure compensation cost for stock-based compensation at fair value and recognize compensation over the service period for awards expected to vest. The fair value of each restricted stock award is based on management’s estimate of the fair value of our common stock on the date of grant and is recognized as compensation expense using straight-line amortization over the requisite service period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model and is recognized as compensation expense using straight-line amortization over the requisite service period.

Management has estimated the fair value of our stock option awards during 2011 and 2012 as follows:

Date of Valuation	Type of Stock-Based Award Granted	Weighted Average Estimate of Fair Value	Valuation Method
April 1, 2011	Stock option	$4.28	Black-Scholes pricing model
April 8, 2011	Stock option	$4.26	Black-Scholes pricing model
June 28, 2011	Stock option	$4.64	Black-Scholes pricing model
August 10, 2011	Stock option	$5.38	Black-Scholes pricing model
October 1, 2012	Stock option	$1.23	Black-Scholes pricing model
November 8, 2012	Stock option	$0.87	Black-Scholes pricing model

The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. Key assumptions in the Black-Scholes pricing model include the fair value of common stock, the expected term, expected volatility of the common stock, the risk-free interest rate, and estimated forfeitures. We determined the fair value of our common stock using a variety of factors, discussed above. The expected term is estimated by using the actual contractual term of the awards and the length of time for the recipient to exercise the awards. Management based expected volatilities on a volatility factor computed based on the historical equity volatilities of the common stock of public comparable firms. The risk-free interest rate was based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected term of the option. Estimated forfeitures are based on management’s current expectations. The expected dividend yield is 0% for all periods presented, based upon our historical practice of not paying cash dividends on its common stock.

Warrant Liabilities. We account for warrants that are indexed to our own stock or separately traded, such as our warrants registered in our initial public offering, as a component of equity and record those amounts at estimated fair value computed at the date of grant. Certain other warrants, which were issued prior to our initial public offering, contain complex provisions which require estimates of fair value to appropriately record our potential liabilities. These warrants are treated as a liability and were initially recorded at estimated fair value computed at the date of grant and are adjusted to fair value at each reporting period. The fair value of warrants is derived using the Black-Scholes pricing model. The Company believes that the Black-Scholes pricing model results in a value that is not materially different from the value determined using a binomial pricing model. We review each warrant with complex provisions for triggering events at each reporting period and reclassify warrants from liabilities to stockholders’ equity as needed.

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

Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%) that the position would be sustained upon examination based solely on the technical merits of the position. Tax positions that meet the more likely than not threshold are measured using a probability- weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. We recognize accrued interest and penalties, if any, related to income tax liabilities as a component of income tax expense.

Revenue Recognition. We recognize revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonable assured. When transactions include multiple deliverables, we apply the accounting guidance for multiple element arrangements to determine if those deliverables constitute separate units of accounting. Revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. Multiple element arrangements have not been material through December 31, 2012. When allocating arrangement consideration, fair value is generally determined by objective evidence, which is based on the price charged when each element is sold separately. All costs related to product shipment are recognized at time of shipment and included in cost of revenue. We do not provide for rights of return to customers on product sales.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

LUCID, INC.

FINANCIAL STATEMENT INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Lucid, Inc. and Subsidiary

Rochester, New York

We have audited the accompanying consolidated balance sheets of Lucid, Inc. (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucid, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, deficit in equity, and projected need to raise additional capital to fund operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp

Boston, Massachusetts

March 29, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lucid, Inc. and Subsidiary

Rochester, New York

We have audited the accompanying consolidated balance sheet of Lucid, Inc. and subsidiary (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lucid, Inc. and subsidiary at December 31, 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, deficit in equity, and projected need to raise additional capital to fund operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Rochester, New York
March 30, 2012

LUCID, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$926,447	$4,896,141
Accounts receivable	559,336	389,894
Inventories - net	926,236	729,875
Prepaid expenses and other current assets	49,155	82,832
Total current assets	2,461,174	6,098,742

PROPERTY AND EQUIPMENT – Net	107,409	115,337
DEFERRED FINANCING COSTS – Net	6,128	62,046
OTHER ASSETS	15,991	13,824
TOTAL ASSETS	$2,590,702	$6,289,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt– net	$379,311	$3,291,166
Current portion of long-term debt- related parties, net	—	40,458
Accounts payable	955,514	1,393,763
Accrued expenses and other current liabilities	1,515,334	1,179,056
Current portion of deferred revenue	244,081	8,433
Total current liabilities	3,094,240	5,912,876

LONG-TERM DEBT	—	353,206

WARRANT LIABILITY	61,808	687,580

NOTES PAYABLE – RELATED PARTIES - net	6,698,386	—

OTHER LONG-TERM LIABILITIES	443,623	1,507

TOTAL LIABILITIES	10,298,057	6,955,169

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT:
Preferred Stock — par value $.05 per share; 10,000,000 authorized; none issued or outstanding	—	—
Common Stock — par value $.01 per share; 60,000,000 authorized; 8,507,374 and 7,840,477 issued and outstanding on December 31, 2012 and 2011, respectively	85,074	78,405
Additional paid-in capital	38,679,627	35,907,806
Accumulated deficit	(46,472,056)	(36,651,431)
TOTAL STOCKHOLDERS’ DEFICIT	(7,707,355)	(665,220)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,590,702	$6,289,949

See accompanying notes to consolidated financial statements.

LUCID, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
REVENUE:
Product sales	$2,434,585	$3,228,558
Non-product revenue	—	348,327
Total revenue	2,434,585	3,576,885

OPERATING EXPENSES:
Cost of revenue	2,401,729	1,890,381
General and administrative	4,025,245	5,437,835
Sales and marketing	1,809,434	1,360,183
Engineering, research and development	3,764,816	1,456,890
Total operating expenses	12,001,224	10,145,289

LOSS FROM OPERATIONS	(9,566,639)	(6,568,404)

OTHER (EXPENSE) INCOME:
Interest expense	(362,069)	(2,273,355)
Loss on extinguishment of debt	(422,435)	(2,749,533)
Fair value adjustment of warrants	594,949	2,539,296
Loss on Impairment of long-lived assets	(50,285)	—
Other	(14,146)	(1,768)

NET LOSS	$(9,820,625)	$(9,053,764)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS (Note 13)	$(9,820,625)	$(15,960,330)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.23)	$(7.37)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,998,662	2,164,232

See accompanying notes to consolidated financial statements.

LUCID, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Preferred Stock		Preferred Stock
	Common Stock		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total
BALANCE—Jan. 1, 2011	2,254,120	$22,541	2,258,745	$112,937	637,921	$31,896	$19,747,890	$(739,218)	$(27,597,667)	$(8,421,621)
Stock-based compensation	—	—	—	—	—	—	2,154,546	—	—	2,154,546
Stock option net exercises	2,154	22	—	—	—	—	(1,400)	—	—	(1,378)
Issuance of restricted stock	12,000	120	—	—	—	—	(120)	—	—	—
Forfeiture of restricted stock	(12,500)	(125)	—	—	—	—	125	—	—	—
Deemed preferred stock redemption	—	—	(2,258,745)	(112,937)	(637,921)	(31,896)	(6,761,733)	—	—	(6,906,566)
Deemed preferred stock re-issuance	—	—	2,258,745	112,937	637,921	31,896	13,668,299	—	—	13,813,132
Loss on re-issuance of preferred stock	—	—	—	—	—	—	(6,906,566)	—	—	(6,906,566)
Issuance of warrants	—	—	—	—	—	—	192,274	—	—	192,274
Settlement of subscription receivable	—	—	—	—	—	—		739,218	—	739,218
Reverse stock split	(16)	—	—	—	—	—	(143)	—	—	(143)
Issuance of common stock upon conversion of debt and accrued interest	2,448,228	24,482	—	—	—	—	7,795,972	—	—	7,820,454
Issuance of common stock upon conversion of debt and accrued interest, related party	159,687	1,597	—	—	—	—	533,355	—	—	534,952
Issuance of common stock upon conversion of accrued fee	140,490	1,405	—	—	—	—	469,237	—	—	470,642
Capitalization of IPO costs			—	—	—	—	(930,000)	—	—	(930,000)
Issuance of common units	1,388,000	13,880	—	—	—	—	5,815,720	—	—	5,829,600
Conversion of preferred stock to common stock	1,448,314	14,483	(2,258,745)	(112,937)	(637,921)	(31,896)	130,350	—	—	—
Net loss	—	—	—	—	—	—	—	—	(9,053,764)	(9,053,764)
BALANCE—Dec. 31, 2011	7,840,477	78,405	—	—	—	—	35,907,806	—	(36,651,431)	(665,220)
Stock-based compensation	—	—	—	—	—	—	1,795,794	—	—	1,795,794
Stock option exercises	161,400	1,614	—	—	—	—	18,806	—	—	20,420
Issuance of common units	5,300	53	—	—	—	—	20,204	—	—	20,257
Issuance of common shares	296,933	2,969	—	—	—	—	573,899	—	—	576,868
Forfeiture of restricted stock	(18,500)	(185)	—	—	—	—	185	—	—	—
Reclassification of warrants to equity	54,600	546	—	—	—	—	30,277	—	—	30,823
Issuance of common stock upon placement of long-term debt, related party	167,164	1,672	—	—	—	—	332,656	—	—	334,328
Net loss			—	—	—	—	—	—	(9,820,625)	(9,820,625)
BALANCE—Dec. 31, 2012	8,507,374	$85,074	—	—	—	—	$38,679,627	—	$(46,472,056)	$(7,707,355)

See accompanying notes to consolidated financial statements.

LUCID, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,820,625)	$(9,053,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,687	312,629
Loss on disposal of fixed assets	3,890	—
Loss on impairment of long-lived assets	50,285	—
Stock-based compensation	1,795,794	2,154,546
Warrants issued for services	—	188,159
Fair value adjustment of warrants	(594,949)	(2,539,296)
Loss on extinguishment of debt	422,435	2,749,533
Accretion of debt discount	138,640	1,265,996
Change in:
Accounts receivable	(169,442)	(62,143)
Inventories	(196,361)	(372,944)
Prepaid expenses and other current assets	33,677	93,078
Other assets	(2,167)	(1,625)
Accounts payable	(438,249)	358,620
Accrued expenses and other current liabilities	352,955	747,842
Other liabilities	677,765	(341,391)
Net cash used in operating activities	(7,704,665)	(4,500,760)

CASH FLOWS FROM INVESTING ACTIVITIES – Purchases of property and equipment	(79,493)	(123,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line-of-credit	—	(2,000,000)
Borrowings on notes payable – related parties	—	300,000
Borrowings on debt	6,652,284	5,620,000
Repayments of debt	(3,448,078)	(763,168)
Loan acquisition costs	(64,747)	(252,150)
Issuance of common units	20,257	5,829,600
Initial public offering costs	—	(794,140)
Issuance of common stock	654,748	2,150
Proceeds from warrant exercises	—	739,218
Net cash provided by financing activities	3,814,464	8,681,510

NET (DECREASE) INCREASE IN CASH	(3,969,694)	4,057,066

CASH – Beginning of year	4,896,141	839,075

CASH – End of year	$926,447	$4,896,141

SUPPLEMENTAL CASH FLOW DATA – Cash paid for interest	$62,939	$168,615

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Refinance of loan acquisition costs with note payable	$26,162	$—
Refinance of debt discount with note payable	$36,633	$—
Issuance of warrants in connection with debt issuance	$—	$1,390,244
Issuance of warrants in connection with note payable – related parties	$—	$152,385
Issuance of promissory note in exchange for accrued interest	$—	$49,533
Issuance of promissory note in exchange for accounts payable	$—	$86,103
Accrued loan acquisition costs	$—	$27,500
Accrued IPO costs	$—	$135,860
Issuance of common stock upon conversion of debt and accrued interest	$—	$7,820,454
Issuance of common stock upon conversion of debt and accrued interest – related parties	$—	$534,952
Issuance of common stock upon conversion of accrued fee – related party	$—	$470,642

See accompanying notes to consolidated financial statements.

LUCID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1. NATURE OF OPERATIONS

Lucid, Inc. operating as Caliber Imaging & Diagnostics, Inc., or Caliber I.D., and its wholly-owned subsidiary, Lucid International Ltd. (LIL) (collectively, the “Company” or “Lucid”), is a medical device company that designs, manufactures and sells non-invasive cellular imaging systems that assist physicians in the early detection of disease. The Company sells its products worldwide and is headquartered in Rochester, New York.

On December 30, 2011, the Company closed on an initial public offering (“IPO”) of its common units. The units, each consisting of one share of common stock and one warrant traded on the OTC Bulletin Board were maintained by the Financial Industry Regulatory Authority under the symbol “LCDCU” from December 28, 2011 to February 24, 2012. Upon a mandatory separation of the units on February 27, 2012, the units ceased trading on the OTC Bulletin Board and the Company’s common stock and warrants began trading on the OTC Bulletin Board under the symbols “LCDX” and “LCDXW,” respectively.

2. LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT PLANS

The Company has incurred net losses of approximately $9.8 million and $9.1 million in 2012 and 2011, respectively. In addition, the Company had a deficit in equity of approximately $7.7 million at December 31, 2012. Furthermore, the Company’s current forecast for fiscal 2013 projects a significant net loss, and projects a need to raise additional capital to fund its operations in 2013 and beyond. The Company continues to explore strategic alternatives to finance its business plan, including but not limited to, private equity or debt financings or other sources, such as strategic partnerships. The Company is also focusing on increasing sales of its products to generate cash flows to fund its operations.

The Company will need to raise additional capital now and in the future, and such capital may not be available at that time or on favorable terms, if at all. The Company may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and operations may need to downsized or halted.

There can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Lucid and LIL. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, inventories, impairment of long-lived assets, accrued expenses, income taxes including the valuation allowance for deferred tax assets, valuation of warrants, and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Revenue Recognition—The Company recognizes revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonable assured. When transactions include multiple deliverables, the Company applies the accounting guidance for multiple element arrangements to determine if those deliverables constitute separate units of accounting. Revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. Multiple element arrangements have not been material through December 31, 2012. When allocating arrangement consideration, fair value is generally determined by objective evidence, which is based on the price charged when each element is sold separately. All costs related to product shipment are recognized at time of shipment and included in cost of revenue. The Company does not provide for rights of return to customers on product sales.

When product sales do not include installation or training, such as for all distributor sales and many direct sales, revenue is recognized upon shipment. Certain direct sales contracts require installation at the customer’s location prior to acceptance. As such, revenue recognition on these contracts is delayed until all aspects of delivery, including installation, are complete. In addition, should the contract include training, revenue recognition is delayed until training is complete.

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

The Company provides credit in the normal course of business to the majority of its customers. Accounts for which no payments have been received for several months are considered delinquent and customary collection efforts are initiated. After all collection efforts are exhausted the account is written-off. Allowance for doubtful accounts is based on estimates of probable losses related to accounts receivable balances. At December 31, 2012 and 2011, management has determined that no allowance is required.

For the year ended December 31, 2012, the Company had sales of approximately $1.0 million and $0.4 million to two distributors, respectively. These two distributors accounted for 49% and 13%, respectively, of the Company’s accounts receivable balance at December 31, 2012.

Cash and Cash Equivalents—The Company defines cash and cash equivalents as money market funds and other highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents are subject to credit risk and are primarily maintained in a money market fund.

Inventories—Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) method, or market. Excess, obsolete or expired inventory are adjusted to net realizable value, based primarily on how long the inventory has been held as well as the Company’s estimate of forecasted net sales of that product. A significant change in the timing or level of demand for our products may result in recording additional adjustments to the net realizable value of excess, obsolete or expired inventory in the future.

Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

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

Recoverability potential is measured by comparing the carrying amount of the asset group to the asset group’s related total future undiscounted cash flows. If an asset group’s carrying value is not recoverable through its related cash flows, the asset group is considered to be impaired. Impairment is measured by comparing the asset group’s carrying amount to its fair value.

When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company recognized an impairment loss on long-lived assets of approximately $50,000 in 2012 and no impairment losses in 2011.

Deferred Financing Costs, Net—Deferred financing costs, net, represent amounts incurred in connection with the Company’s 2012 Term Loan, and previously, the Company’s 2010/2011 Convertible Debt Offering and 2009 Convertible Debt Offering. These amounts are amortized over the period from the date of issuance to the contractual maturity date or conversion date if earlier. The Company expensed deferred fees of approximately $8,000 and $0.3 million for the years ended December 31, 2012 and December 31, 2011, respectively, which are included in depreciation and amortization in the consolidated statement of cash flows, and as interest expense within the consolidated statement of operations. In December 2011, the Company recorded $0.2 million of deferred financing costs, net to loss on extinguishment of debt. These costs related to debt that converted to equity upon completion of the initial public offering.

Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the assets or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2—Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

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

The Company’s cash equivalents are classified as Level I because they are valued using quoted market prices.

The Company considers warrants that are not indexed to the Company’s own stock to be classified as Level 3. The following table presents the change in Level 3 liabilities:

	2012	2011
Balance at January 1	$687,580	$1,674,170
Warrants issued	—	1,552,706
Reclassification to equity	(30,823)	—
Fair value adjustment	(594,949)	(2,539,296)

Balance at December 31	$61,808	$687,580

The fair value of these warrants is derived using the Black-Scholes pricing model using the same assumptions and methodology utilized in the valuation of common stock options described below. (See Note 13 - Equity for assumptions used to value warrants.)

The Company’s financial instruments consist principally of accounts receivable, accounts payable and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current values as of December 31, 2012 because of their nature and respective durations. Management estimates the carrying value of its debt instruments approximates fair value as of December 31, 2012. This estimate is based on acceptable valuation methodologies which use market data of similarly sized and situated debt issuers.

Engineering, Research and Development Costs—Engineering, research and development costs are expensed as incurred.

Stock-Based Compensation Plans—The Company measures compensation cost for stock awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. Key assumptions in the Black-Scholes pricing model include the fair value of common stock, the expected term, expected volatility of the common stock, the risk-free interest rate, and estimated forfeitures. Management determined the fair value of the Company’s common stock largely on recent trading history and volumes on the OTCBB. The expected term is estimated by using the actual contractual term of the awards and the length of time for the recipient to exercise the awards. Management based expected volatilities on a volatility factor computed based on the historical equity volatilities of the common stock of public comparable firms. The risk-free interest rate was based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected term of the option. Estimated forfeitures are based on management’s current expectations. The expected dividend yield is 0% for all periods presented, based upon the Company’s historical practice of not paying cash dividends on its common stock.

Warrants—The Company accounts for warrants issued that are indexed to the Company’s own stock as a component of equity and records the warrants at estimated fair value computed at the date of grant. Warrants issued that are not indexed to the Company’s own stock are treated as a liability and are initially recorded at estimated fair value computed at the date of grant. This liability is adjusted to fair value at each period presented. The fair value of warrants is derived using the Black-Scholes pricing model. The Company believes that the Black-Scholes pricing model results in a value that is not materially different from the value determined using a binomial pricing model.

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

Certain of the Company’s convertible debt have been issued with detachable warrants. In these instances, the value of the warrants is recorded as a debt discount, which is accreted to interest expense over the life of the debt.

In instances that common stock is issued in connection with debt, the Company allocates the debt proceeds between the debt and common stock based on the relative fair value of each financial instrument, resulting in a debt discount to be amortized to interest expense over the term of the debt.

Income Taxes—Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due and deferred taxes related primarily to differences between the financial statement and tax basis of assets and liabilities and operating loss and tax credit carryforwards measured by the enacted tax rates that are anticipated to be in effect in the respective jurisdiction when those differences reverse. The deferred tax provision generally represents the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts that more likely than not will be realized.

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

Net Loss Per Common Share—Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of dilutive common shares outstanding during the period. Dilutive common shares outstanding are calculated by adding to the weighted average number of common shares outstanding any potential (unissued) shares of common stock assuming conversion, exercise or issuance from the Company’s outstanding warrants, stock options and restricted stock. Since the Company reported a net loss attributable to common stockholders in the years ended December 31, 2012 and 2011, all potential common stock are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per common share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per common share results in the same value. The Company’s nonvested restricted stockholders have the right to participate with common stockholders in dividends and unallocated earnings. Net losses are not allocated to the nonvested restricted stockholders. Therefore, when applicable, basic and diluted earnings per share are computed using the two-class method, under which the Company’s undistributed earnings are allocated to the common and vested restricted stockholders.

Recently Issued Accounting Pronouncements—In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants and other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Based upon this review, Management does not expect any of the recently issued accounting pronouncements to have a material impact on the Company’s consolidated financial statements.

Reclassifications—Certain immaterial reclassification adjustments have been made to the prior year financial statements to reclassify certain operating costs from General and administrative and Sales and marketing to Engineering, research and development in the accompanying consolidated statements of operations to conform to the current year presentation.

Beginning in 2012, the Company began allocating certain employee benefits and overhead costs from General and administrative to Sales and marketing, Engineering, research and development and Cost of revenue in the accompanying consolidated statements of operations.

4. INVENTORIES

The components of inventories are as follows at December 31:

	2012	2011
Raw materials	$659,149	$468,053
Finished goods	334,026	100,566
Offsite demo equipment	96,566	183,256
Less inventory reserve	(163,505)	(22,000)
	$926,236	$729,875

Offsite demo equipment represents the cost of products physically located at customer locations, during an orientation period for which the Company retains title. As such, no depreciation expense has been recorded on these units. The Inventory reserve at December 31, 2012 includes amounts necessary to adjust the Company’s inventory and offsite demo equipment to net realizable value following the Company’s release of newly redesigned products in 2012.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2012	2011
Computer hardware and software	$89,971	$120,835
Furniture and fixtures	29,484	24,484
Machinery and equipment	407,039	497,983
Office equipment	3,869	3,869
Leasehold improvements	46,891	—
Vehicle	18,680	18,680
	595,934	665,851
Less accumulated depreciation and amortization	(488,525)	(550,514)
	$107,409	$115,337

Depreciation expense totaled approximately $33,000 and $26,000 for the years ended December 31, 2012 and 2011, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2012	2011
Accrued compensation and benefits	$635,039	$296,425
Accrued interest	265,719	103,917
Accrued product warranty liability	263,000	140,000
Other accrued expenses	211,130	365,131
Customer deposits	79,384	181,423
Accrued rent	39,674	—
Accrued professional fees	21,388	92,160
	$1,515,334	$1,179,056

In 2012, the Company and certain officers of the Company mutually agreed to terminate their employment relationships (See Note 9 - Reduction in Force). At December 31, 2012, $0.4 million was included in “Accrued compensation and benefits” in the table above for the current portion of these liabilities.

Customer deposits represent advances paid to the Company by customers for the purchase of equipment.

7. NOTE PAYABLE—RELATED PARTIES

At December 31, 2012 and December 31, 2011, $0 and approximately $40,000, respectively, was outstanding under a promissory note with the Company’s Founder, Director Emeritus and Chief Scientist which bore interest at 6%. This note was paid in full in January 2012.

In May 2012, the Company entered into a Loan and Security Agreement (the “2012 Interim Loan”), under which the Company borrowed approximately $2.3 million from an affiliate of the Company.

In July 2012, the Company borrowed $7.0 million from the same affiliate pursuant to a Loan and Security Agreement (the “2012 Term Loan”). The 2012 Term Loan refinanced the 2012 Interim Loan and matures in July 2017. In connection with the repayment of the 2012 Interim Loan, the Company wrote off the remaining balance of the loan acquisition costs, resulting in the recognition of a loss on extinguishment of approximately $56,000 in the third quarter of 2012. The Company may prepay the 2012 Term Loan at any time, subject to certain notice requirements. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014. The 2012 Term Loan is secured by all of the Company’s assets. In connection with the closing of the 2012 Term Loan, the Company issued 167,164 shares of the Company’s common stock to the affiliate. The Company allocated the debt proceeds between the debt and common stock based on the relative fair value of each financial instrument, resulting in a debt discount of $0.3 million which was amortized to interest expense over the term of 2012 Term Loan.

The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. At December 31, 2012 the Company was in compliance with all covenants. The 2012 Term Loan also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable.

8. DEBT

Long-term debt consisted of the following at December 31:

	2012	2011
2011 Credit Facility	$—	$2,583,333

2010/2011 Convertible Debt Offering	—	600,000

Promissory Notes Payable	379,311	600,309

Note payable in monthly installments of $707, including interest through June 2012.	—	3,290
	379,311	3,786,932
Less debt discount	—	(142,560)
	379,311	3,644,372

Current portion of long-term debt	(379,311)	(3,291,166)

Long-term debt—net of discount and current portion	$—	$353,206

2011 Credit Facility—In July 2011, the Company entered into a Loan and Security Agreement with an institutional lender (the “2011 Credit Facility”), under which the Company borrowed $3.0 million in term loans for general working capital purposes and to refinance the Company’s preexisting line of credit. These term loans had an interest rate of 7.25%, and were due in monthly payments of principal and accrued interest over thirty-six months.

On March 30, 2012, the Company entered into a forbearance agreement with the lender, and on April 30, 2012, the Company entered into an amended forbearance agreement to extend the forbearance period and to establish a new loan maturity date of May 7, 2012. On May 7, 2012, the Company repaid in full the 2011 Credit Facility with the proceeds from an approximate $2.3 million term loan made pursuant to the Secured Demand Promissory Note dated as of May 7, 2012. The 2012 Interim Loan bore interest at the rate of 7% per annum. In July 2012, the 2012 Interim Loan was paid in full with the proceeds of the 2012 Term Loan. See Note 7 – Note Payable – Related Parties for additional information.

In connection with the repayment of the 2011 Credit Facility, the Company wrote off the remaining balance of the loan acquisition costs and debt discount, resulting in the recognition of a loss on extinguishment of approximately $60,000 in the second quarter of 2012.

Convertible Promissory Notes (“2010/2011 Convertible Debt Offering”)—The Company issued convertible promissory notes in 2010 and 2011 which bore interest at 8% and converted into common stock on December 30, 2011 at the closing of the Company’s IPO. Three holders totaling $0.6 million in principal waived their registration rights under the agreement and, in January 2012, were paid an amount equal to the value of the common stock that would have been issued to them had their principal and accrued interest converted into common stock according to the terms of the agreement.

Promissory Notes— As of December 31, 2012 and December 31, 2011, promissory notes outstanding totaled $0.4 million and $0.6 million, respectively, on two notes which do not accrue interest. As of December 31, 2012, the principal of the first note of $0.2 million was classified as a current liability because it matures in 2013, and the principal of the second note of $0.2 million was classified as current because in January 2013 the Company did not make a mandatory payment and, therefore classified the note as a current liability on the consolidated balance sheet.

9. REDUCTION IN FORCE

In January and June 2012, the Company implemented restructuring plans resulting in force reductions. The Company took these steps to streamline the Company’s infrastructure and lower overall operating expenses. In connection with these restructurings, the Company recognized expenses of approximately $119,000 during the year ended December 31, 2012 and all such amounts were paid during the year.

In January, June and September 2012, the Company and certain officers of the Company mutually agreed to terminate their employment relationships. The Company recognized expenses of approximately $1.1 million during the year ended December 31, 2012 which will be paid in installments through the first quarter of 2016. At December 31, 2012, approximately $879,000 was accrued for this liability, of which approximately $444,000 was long-term in nature and recorded as “Other Long-Term Liabilities” on the Company’s accompanying consolidated balance sheet.

10. INCOME TAXES

Because the Company has incurred net losses, and has provided a full valuation allowance against deferred tax assets, its tax provision is zero for the years ended December 31, 2012 and 2011.

The differences between income taxes computed using the statutory U.S. federal income tax rate and the provision (benefit) for income taxes were as follows:

	2012	2011
Pre-tax net loss	$(9,820,625)	$(9,053,764)
Amount computed using the Statutory U.S. federal rate	$(3,339,012)	$(3,078,280)
Increase (reduction) in taxes resulting from valuation allowance	3,186,987	1,788,545
Loss on extinguishment of debt	—	934,842
Fair value adjustment of warrants	(202,283)	(863,361)
Interest on debt treated as equity	13,284	614,065
Stock-based compensation—ISO	131,221	180,025
Stock offering costs	—	316,478
Other	209,803	107,686
Provision (benefit) for income taxes	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Current deferred tax asset:
Compensation Reserves	$302,196	41,911
Deferred revenue	—	$3,069
Prepaid fees	56,523	113,341
Warranty reserve	89,420	47,600
Other	55,613	10,770
	503,752	216,691
Valuation allowance	(503,752)	(216,691)

Net current deferred tax asset	$—	$—

Noncurrent deferred tax asset:
Stock based compensation	1,613,248	1,207,010
Net operating loss	8,580,265	6,086,051
Other	1,143	(2,309)
	10,194,656	7,290,752

Valuation allowance	(10,194,656)	(7,290,752)
Net noncurrent deferred tax asset	$—	$—
Total	$—	$—

The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred income tax assets and liabilities, estimates of projected future taxable income and tax planning strategies.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2012 and 2011.

As a result of certain realization requirements of Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, the Company’s deferred tax assets at December 31, 2012 do not include approximately $531,000 of excess tax benefits from the exercise of nonqualified options that are a component of the Company’s NOL carryovers. Equity will be increased by approximately $181,000 if and when such deferred tax assets are ultimately realized for federal income tax purposes. The Company uses ordering pursuant to ASC Topic 740, Income Taxes, for purposes of determining when excess tax benefits have been realized.

The Company has federal and state net operating loss carryforwards of approximately $25.5 million to offset future taxable income which expire between 2012 and 2031. The Company has undergone several equity transactions which may have resulted in an ownership change or changes as defined by Internal Revenue Code Sec. 382. If an ownership change occurred, the use of the Company’s net operating losses (NOLs) may be limited. Because of the Company’s current tax loss position, the Company’s NOLs are not being utilized at this time. The Company will determine whether or not an ownership change has occurred under IRC Sec. 382 before utilizing its NOLs in the future. Also, any future equity raise by the Company may result in an ownership change which would also need to be analyzed under IRC Sec. 382.

The Company did not record interest and penalties related to unrecognized tax benefits in 2012 or 2011.

The following table sets forth a rollforward of the Company’s total uncertain tax positions:

	Years Ended December 31,

	2012	2011
Balance at January 1	$406,545	$406,545
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—

	$406,545	$406,545

The Company does not anticipate significant increases or decreases in its uncertain tax positions within the next twelve months.

The Company files a U.S. federal income tax return for which the statute of limitations remains open for the 2009 tax year and beyond. U.S. state jurisdictions have statutes of limitations ranging from 3 to 6 years. Currently, we do not have any returns under examination.

11. NET LOSS PER COMMON SHARE DATA

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share, as well as a reconciliation of the numerator and denominator used in the computation:

	Year Ended December 31,

	2012	2011
Net loss	$(9,820,625)	$(9,053,764)
Deemed preferred stock redemption	—	(6,906,566)

Net loss attributable to common stockholders	$(9,820,625)	$(15,960,330)
Denominator:
Weighted-average common shares outstanding	7,998,662	2,164,232
Basic and diluted net loss per common share	$(1.23)	$(7.37)

The following equivalent shares were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive:

	Year Ended December 31,

	2012	2011
Options to purchase common stock	625,000	2,101,774
Warrants	1,981,661	2,219,546
Restricted stock	122,666	191,166

12. COMMITMENTS AND CONTINGENCIES

The Company leases its operating facility through February 2018. Rent expense was approximately $0.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively, under the terms of this and previous lease agreements.

Minimum future lease payments are as follows at December 31, 2012:

2013	$209,751
2014	177,410
2015	180,872
2016	184,403
2017	188,005
2018	15,692
Thereafter	—
$956,133

Changes in the product warranty accrual for the year ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
Product warranty liability at beginning of period	$140,000	25,000
Additions to warranty accrual (including changes in estimates)	385,625	251,885
Warranty expenses during the period	(262,625)	(136,885)
Product warranty liability at end of period	$263,000	140,000

The Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against it. From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

13. EQUITY

Preferred and Common Shares—In December 2011, all of the Company’s then outstanding preferred stock converted into common stock at the close of the IPO. Prior to the IPO, in May 2011, the Company’s stockholders approved a proposal to amend Lucid’s Certificate of Incorporation to: (a) provide for the automatic conversion of Series A Preferred Stock and Series B Preferred Stock immediately prior to the closing of an underwritten public offering; (b) provide that registration rights related to the shares of Common Stock issuable upon conversion of the Series A and Series B Preferred Stock will terminate when such shares can be sold without restriction under the securities laws; and (c) provide for an equitable adjustment to the conversion ratio of Series A Preferred Stock and Series B Preferred Stock in connection with specified recapitalizations of the Company.

As discussed above, the amendment to the Certificate of Incorporation modified the rights and features of the Company’s then outstanding preferred stock. The Company evaluated the facts surrounding the modification and concluded that the modifications constituted a significant change to the rights and features of the preferred stock and followed redemption accounting. Therefore, the transaction was accounted for as if the Company had issued new preferred shares in exchange for the original preferred shares outstanding at the time of the amendment. The Company removed the carrying value (i.e., liquidation value) of the original preferred shares at fair value of approximately $13.2 million. This resulted in a loss on the deemed redemption of approximately $6.9 million recorded as a non-cash charge to equity with no net effects on the Company’s balance sheet, stockholder’s deficit, or cash flows.

In December 2011, the Company issued 379,406 shares of common stock in consideration for the conversion of principal and accrued interest related to convertible notes that were issued pursuant to its 2009 Convertible Debt Offering. In February 2012, the Company recorded a loss on extinguishment of debt of approximately $0.3 million relating to the issuance of an additional 82,647 shares of the Company’s common stock in final consideration for this conversion. In the aggregate, these shares were issued at a conversion price of approximately $1.93.

As part of a restructuring of the board of directors of the Company, five members resigned in February 2012. As a result, the individuals forfeited 18,500 shares of unvested restricted stock, in aggregate.

On September 30, 2012, certain employees and directors of the Company voluntarily forfeited an aggregate of 625,000 stock options with a weighted average exercise price of $7.48. In October 2012, the Company issued approximately 55,000 shares of common stock (at a value of $2.00 per share) in an equal exchange for approximately 234,000 common stock warrants. The value of the exchanged warrants was determined using the Black-Scholes pricing model, with an assumed common stock value of $2.00 per share.

In December 2012, the Company’s Chairman and his spouse purchased 214,286 shares of common stock in a private transaction with the Company at a price of $1.40 per share.

Stock-Based Awards—In July 2012, the Board of Directors adopted, subject to stockholder approval at the next stockholder meeting, the 2012 Stock Option and Incentive Plan (“the 2012 Plan”). If approved by the stockholders, 1,775,000 shares of common stock will be available for issuance upon the grant or exercise of awards under the 2012 Plan. The 2012 Plan has a ten-year term and provides flexibility to the Executive Compensation Committee to use various equity-based incentive awards, including stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards, as compensation tools to motivate the Company’s workforce. The maximum number of shares of common stock to be issued under the 2012 Plan is 1,775,000, plus on January 1, 2013 and each January 1 thereafter, a number of shares of common stock equal to 3 percent of the number of shares of common stock outstanding on the prior December 31. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2012 Plan are added back to the shares of common stock available for issuance under the 2012 Incentive Plan. As of December 31, 2012, there were options for the purchase of up to 20,000 shares outstanding under the 2012 Plan.

In June of 2010, the Company’s stockholders approved a Stock Option Plan (the 2010 Plan), pursuant to which options including incentive and nonqualified options for its common stock and shares of restricted stock may be granted to employees, directors and consultants of the Company. The 2010 Plan also allows for stock awards to be granted a right to receive shares of stock in the future. The Company reserved 2,000,000 common shares for the 2010 Plan and at December 31, 2012, there were 1,661,500 shares reserved for future grants and 320,000 stock options outstanding. Under the terms of the awards, stock-based awards generally have 10-year contractual terms, equity grants for employees generally vest based on three years of continuous service and equity grants for directors and consultants vest over their respective remaining term as of the date of grant. The Company does not capitalize any expense related to the stock option awards.

The Company also has options and restricted stock outstanding under a Stock Option Plan approved by stockholders during 2007 (the 2007 Plan) and options to purchase common shares outstanding under a Stock Option Plan approved by stockholders during 2000 (the 2000 Plan). Under the terms of the awards under these two plans, equity grants for employees generally vest based on three years of continuous service and equity grants for directors and consultants vest over their respective remaining term as of the date of grant. As of December 31, 2012, options to purchase common shares of 102,500 and 182,500 were outstanding under the 2007 Plan and the 2000 Plan, respectively, with an additional 137,500 shares of restricted stock outstanding under the 2007 Plan. As of December 31, 2012, no shares were reserved for future grants under the 2007 Plan or the 2000 Plan.

The Company recognizes the expense related to stock option awards on a straight-line basis over the service period. Stock-based compensation expense recognized in the statement of operations is as follows:

	Year Ended December 31,

	2012	2011
Cost of revenue	$13,698	$12,186
General and administrative	979,547	1,479,356
Sales and marketing	88,282	368,904
Engineering, research and development	714,267	294,100
	$1,795,794	$2,154,546

A summary of option activity under the Plans and changes during the periods ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,045,524	$5.52

Granted	185,000	8.72

Exercised	(4,250)	4.04

Forfeited or expired	(24,500)	5.93

Outstanding at December 31, 2011	2,201,774	$5.78
Granted	317,500	2.00
Exercised	(161,400)	0.13
Forfeited or expired	(1,732,874)	6.51

Outstanding at December 31, 2012	625,000	3.32	5.1 years	$—
Vested or expected to vest at December 31, 2012	612,500	3.32	5.1 years	$—
Exercisable at December 31, 2012	464,167	3.43	4.6 years	$—

The total intrinsic value of stock options exercised during the year ended December 31, 2012 and 2011 was approximately $0.2 million and $18,000, respectively. The 2011 stock option exercises were “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on date of exercise less exercise price) reduced by any applicable withholding taxes.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price

2.00 - 2.50	330,000	5.4 years	2.02	197,500	4.9 years	2.03
4.00 - 4.30	232,500	3.9 years	4.08	232,500	3.9 years	4.08
6.58	40,000	7.5 years	6.58	26,667	7.5 years	6.58
8.60 - 8.88	22,500	8.5 years	8.65	7,500	8.5 years	8.65

	625,000			464,167

The weighted-average grant date fair value of options granted during the year ended December 31, 2012 and 2011 was $2.00 and $5.67, respectively. The following assumptions were used to estimate the grant date fair value of options granted using the Black-Scholes option pricing model.

	2012	2011
Risk free interest rate	0.31% - 0.94%	1.23% - 2.82%
Expected dividend yield	0%	0%
Expected term (in years)	2.5 – 6.5	6.0 – 6.5
Expected volatility	70%	70%
Pre-vesting forfeiture rate	2%	2%

As of December 31, 2012 there was $0.6 million of total unrecognized compensation cost related to stock option arrangements granted under the Company’s plans. As of December 31, 2012, the unrecognized cost is expected to be recognized over a weighted average period of 7.6 years.

The Company determines fair value of its restricted stock based on the common stock value on the date of grant. The following table summarizes the Company’s restricted stock activity:

	Number of Shares	Weighted-Average Fair Value

Nonvested at January 1, 2011	191,666	$8.02
Granted	12,000	$8.60
Vested
Forfeited	(12,500)	$6.42

Nonvested at December 31, 2011	191,166	$8.16
Granted	—
Vested	(50,000)	$7.62
Forfeited	(18,500)	$8.41

Nonvested at December 31, 2012	122,666	$8.34

The total intrinsic value of nonvested restricted stock as of December 31, 2012 and 2011 was $0 and approximately $0.6 million, respectively. At December 31, 2012 there was approximately $0.1 million of total unrecognized compensation cost related to restricted stock granted under the Plan. As of December 31, 2012, the unrecognized cost is expected to be recognized over a weighted average period of 0.9 years.

Stock Warrants—Under the terms of various agreements, the Company has issued warrants for the purchase of common shares. Warrants are exercisable at the grant date and generally expire 5 to 10 years from the date of the grant.

Changes in the status of outstanding warrants are summarized as follows:

	Common Shares	Common Shares Weighted-Average Exercise Price	Preferred Shares	Preferred Shares Weighted-Average Exercise Price

Outstanding at January 1, 2011	370,064	$7.16	100,000	$2.00
Issued	1,825,762	$5.66
Exercised	—
Expired	(4,524)	$6.30
Reclassification of preferred warrant	50,000	$4.00	(100,000)	$2.00
Other	(21,756)	$8.26

Outstanding at December 31, 2011	2,219,546	$5.84

Outstanding at January 1, 2012	2,219,546	$5.84
Issued	5,300	$5.04
Exercised	—
Expired	(9,166)	$6.30
Conversion to Common Stock	(234,019)	$6.77

Outstanding at December 31, 2012	1,981,661	$5.75

At the measurement date, the Company estimated the fair value of each warrant using the Black-Scholes option pricing model. The following assumptions were used:

	2012	2011
Risk free interest rate	0.25% - 0.36%	0.01% - 0.60%
Expected dividend yield	0%	0%
Expected term (in years)	2.0 – 3.0	0.0 - 4.0
Expected volatility	70%	70%

14. NON-PRODUCT REVENUE

The Company entered into distribution and supply agreements with a European distributor in 2006, under which the Company granted an exclusive, irrevocable, fully paid up and royalty-free license to use the Company’s dermatologic imaging systems and software, including telemedic software used in the dermatologic and other medical fields, in defined geographic areas for a fee of $1,750,000. A supply agreement with a five year term was entered into at the same time as the license agreement. As such, the license amount was recognized on a straight-line basis over a period of five years. At December 31, 2012 and 2011, no amounts remained on the Company’s consolidated balance sheet.

15. RETIREMENT PLAN

The Company sponsors a defined contribution plan. All contributions are at the discretion of the Company. No Company contributions were made during the years ended 2012 and 2011.

16. SEGMENT INFORMATION

The Company operates in one reportable segment—the research, development and sale of medical devices to diagnose skin cancer. The Company’s chief operating decision maker reviews financial information for the Company as a whole for purposes of allocating resources and evaluating financial performance. Substantially all long-lived assets of the Company are in the United States. Sales for each significant geographical area are as follows:

	Year Ended December 31,
	2012		2011
	Product Sales	Percent	Product Sales	Percent
	(in millions)		(in millions)
North America	$0.5	23%	$0.6	16%
Europe	1.0	39%	1.3	41%
Asia	0.6	25%	1.0	32%
Latin America	0.2	8%	0.2	7%
Australia	0.1	5%	0.1	4%
Total	$2.4	100%	$3.2	100%

17. RELATED PARTIES

Notes payable due to related parties are discussed in Note 7 - Note Payable - Related Parties and fee entitlements due to an affiliate are discussed under “2011 Credit Facility” in Note 8 - Debt.

In 2011, former members of the Board of Directors through their business provided to the Company legal/consulting services in the amount of approximately $136,000 and consulting/outsourced services in the amount of approximately $66,000.

At December 31, 2012 and December 31, 2011, respectively, the Company had a total of approximately $1,000 and $46,000 included in accounts payable due to related parties for professional services. At December 31, 2012 and December 31, 2011, respectively, the Company had a total of approximately $21,000 and $22,000 included in accrued expenses due to related parties for professional services.

18. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

Revenue	317,809	571,749	413,509	1,131,518
Cost of revenue (1)	495,297	611,649	644,619	1,124,568
General and administrative (1)	1,388,400	1,176,185	1,001,123	(350,691)
Sales and marketing (1)	709,937	332,097	439,808	417,239
Engineering, research and development (1)	776,897	1,103,691	1,211,142	919,262
Loss from Operations	(3,052,722)	(2,651,873)	(2,883,183)	(978,861)
Net Loss	(3,380,644)	(2,338,538)	(3,059,137)	(1,042,306)
Net loss per common share	(0.43)	(0.30)	(0.38)	(0.13)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011

Revenue	735,366	874,469	865,042	1,102,008
Cost of revenue	298,390	430,230	592,302	569,459
General and administrative	1,118,632	1,493,265	1,519,826	1,306,112
Sales and marketing	344,082	312,267	344,502	359,332
Engineering, research and development	333,282	342,356	400,647	380,605
Loss from Operations	(1,359,020)	(1,703,649)	(1,992,235)	(1,513,500)
Net Loss	(1,935,330)	(2,210,339)	(2,329,419)	(2,578,676)
Net loss per common share	(0.89)	(4.21)	(1.08)	(1.19)

(1)	Beginning in 2012, the Company began allocating certain employee benefits and overhead costs from General and administrative to Sales and marketing, Engineering, research and development and Cost of revenue in the accompanying consolidated statements of operations. Reclassifications have been made to the quarterly 2012 information to conform to the current presentation.

19. SUBSEQUENT EVENTS

We have evaluated subsequent events after the balance sheet date through the date of filing of these consolidated financial statements with the Securities and Exchange Commission for appropriate accounting and disclosure and concluded that there were no subsequent events requiring adjustment or disclosure in these consolidated financial statements, other than those discussed below.

As a cost-saving measure, in January 2013, the Company dissolved its wholly-owned subsidiary Lucid International, Inc. The dissolution of LIL is not expected to have any significant impacts on the Company’s financial position.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of December 31, 2012 are not fully effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to, in general, provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

In connection with the filing of our Annual Report on Form 10-K for the period ended December 31, 2012, the Company’s management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on that evaluation, management concluded that our internal control over financial reporting was not fully effective. The senior management team and other key personnel perform monitoring and other key control activities to ensure the accuracy of the Company’s filings; however, these procedures are not fully documented or tested in a manner that supports a conclusion that these procedures are designed and operating effectively.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control environment was not.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2012, the Company determined that our internal control environment was not fully effective due to the limited documentation of significant accounting policies, internal controls, management’s estimates and judgments and assessment of recent accounting pronouncements. Due to the size of the accounting department and the lack of financial resources of the company, the opportunities to document and test the internal control environment has been limited.

Management intends to remediate these weaknesses as soon as practicable after the Company’s financial position improves.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following tables set forth the names, ages as of February 28, 2013 and a brief account of the business experience of each person who is a current director, executive officer or other key personnel of our Company. Each director of our Company will hold office until the next annual meeting of shareholders of our Company or until his or her successor has been elected and qualified.

The directors of Lucid are as follows:

Name	Age	Position
William J. Shea	65	Chairman of the Board
L. Michael Hone	63	Director and Chief Executive Officer
Brian Carty*(1),(2),(3)	63	Director
Kevin Cronin*	51	Director
Ruben King-Shaw, Jr.*(1),(2),(3)	51	Director
Rocco Maggiotto*(1),(2),(3)	62	Director

Lucid’s executive officers (in addition to those directors who also are executive officers as noted above) and other key personnel are as follows:

Name	Age	Position
Jay M. Eastman, Ph.D.	64	Founder, Director Emeritus and Chief Scientist
William J. Fox	47	Vice President of Technical Operations and Chief Technical Officer
Richard J. Pulsifer	54	Chief Financial Officer
Richard N. Stathes	66	Vice President Sales & Marketing
Frank Mentesana	54	Vice President Manufacturing
Karen A. Long	36	Controller

*	Independent Director, as determined by the Board of Directors in accordance with Nasdaq marketplace rules.

(1)	Member of Executive Compensation Committee.

(2)	Member of Governance and Nominating Committee.

(3)	Member of Audit Committee.

Directors, Executive Officers and Other Key Personnel

William J. Shea, Chairman, Board of Directors. Mr. Shea was elected to the Board in 2001, and in December 2010, he was appointed our Chairman. He served as our Acting Chief Financial Officer from February 1, 2010 through March 15, 2011. He has more than 35 years of experience in the financial services industry. Mr. Shea co-founded DLB Capital in October of 2006, a private equity firm, which he left in October of 2007. From 2005 to 2006, he served as Chairman of Royal & Sun Alliance, USA, and oversaw its divestiture from RSA, an insurance company headquartered in the United Kingdom which trades on the London Stock Exchange. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc. a public financial services firm which he guided through the bankruptcy and restructuring process, and which was subsequently relisted on the New York Stock Exchange. From 1997 to 2001, he oversaw the turnaround of Centennial Technologies, Inc., a public manufacturing company. Mr. Shea formerly served as vice chair and chief financial officer of BankBoston, a public financial services company, from 1993 to 1998, and he was the Vice Chairman of Coopers & Lybrand, a national public accounting firm which has since merged with another entity (Price Waterhouse Coopers, “PwC”), from 1990 to 1992. Overall, he spent 19 years with Coopers & Lybrand from 1974 to1992. Mr. Shea is currently on the boards of Nasdaq OMX BX, Inc., a securities exchange, AIG SunAmerica, a financial services company, Boston Private Financial Holdings, a public financial services holding company, and he is Chairman of the Board of Demoulas Super Markets. Mr. Shea currently serves on the board as well as the audit committee for World Gold Trust Services, LLC, the sponsor of the SPDR Gold Trust, GLD. Mr. Shea also previously served on the boards of the Boston Children’s Hospital and Northeastern University. Mr. Shea’s significant experience in leadership roles with companies in the financial services industry and his extensive contacts in that industry make him well qualified to serve on our Board. In addition, Mr. Shea brings to our Board useful expertise and knowledge from his past and present service in leadership positions with publicly-held companies.

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

Kevin Cronin, Director. Mr. Cronin was elected to the Board in February 2013. He currently is a Principal and Senior Advisor at Five Ten Capital Management, an investment management company. From 2009 through 2011, he was a Principal at Ocean Gate Capital Management, an investment management company. From 1997 through 2008, Mr. Cronin served in a number of positions including Senior Vice President, Managing Director, Chief Investment Officer, and Senior Managing Director for Putnam Investments, an investment and financial services company. Mr. Cronin has a BA from Wesleyan University and an MBA from Boston College. We believe that Mr. Cronin’s experience, including his years of experience in the financial services industry, enables him to be a valuable contributor to our Board.

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

Rocco Maggiotto, Director. Mr. Maggiotto was elected to the Board in February 2011. In December 2010, he retired as Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial’s General Insurance Business, a position he held since 2006. Prior to joining Zurich, Mr. Maggiotto was a Senior Executive Advisor at Booz Allen Hamilton, Chairman of Client Development for the Parent Company of Marsh & McLennan Companies, Inc., a Senior Partner for PricewaterhouseCoopers and Vice Chairman for the former Coopers & Lybrand, a Managing Partner of their New York region, and Chairman of their worldwide financial services industry practice. He is on the Boards of the Ronald McDonald House of New York, The Weston Playhouse Theatre Company, and the Spenser Foundation. Mr. Maggiotto currently serves on the board as well as the audit committee for World Gold Trust Services, LLC, the sponsor of the SPDR Gold Trust, GLD. We believe that Mr. Maggiotto’s years of experience in the financial services industry, including his experience in auditing publicly-traded companies, enable him to be a valuable contributor to our Board.

Jay M. Eastman, Ph.D., Founder, Director Emeritus and Chief Scientist. Dr. Eastman has been with Lucid since its founding in 1991. From the Company’s founding through December 7, 2011, when Mr. Eastman became Chief Science Officer, he served as our Chief Executive Officer. Since 1993, Dr. Eastman has served on the board of Arotech Corp., a public company which manufactures defense and security products. Dr. Eastman has been a member of the board of Chapman Instruments, Inc., a manufacturer of precision surface metrology instruments, since 2009. From 1986 to 1997, Dr. Eastman was an executive vice president and senior vice president of strategic planning for PSC, Inc., a public barcode laser scanner manufacturer. Dr. Eastman served on PSC’s board of directors from April 1996 through November 2002, during which time the company filed for bankruptcy protection. He holds, as inventor or co-inventor, 44 patents. Dr. Eastman has been a fellow of the Optical Society of America, or OSA, and the Society of Photo-Optical Instrumentation Engineers, or SPIE, as well as an honorary member of the Rochester Engineering Society. As our Chief Science Officer, Dr. Eastman is specially qualified to serve on the Board because of his detailed knowledge of our products, business strategy and operations. Our Board also benefits from Dr. Eastman’s past and present experience serving on other boards of directors and his prior leadership position with a publicly-held company.

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

Richard J. Pulsifer, Chief Financial Officer. Mr. Pulsifer became chief financial officer in July 2012 after joining the company in June 2012. Previously he was chief financial officer of American Aerogel Corporation, a manufacturer of materials used in temperature-sensitive shipping for pharmaceutical and biotech customers, from December 2009 to June 2012. From 2007 to 2009, Mr. Pulsifer was chief financial officer at HighRes Biosolutions, Inc, a manufacturer of robotic systems and laboratory devices used by pharmaceutical, biotech and academic research laboratories. He was chief financial officer at BioSense Corporation a start-up manufacturer of medical device equipment. Mr. Pulsifer served as vice president at Conseco, Inc. a large NYSE insurance company during its restructuring process. Mr. Pulsifer also served as chief financial officer of Centennial Technologies, Inc. a publicly held manufacturer of digital memory and Praxis International a manufacturer of data replication software through their acquisitions. Mr. Pulsifer started his career as an auditor and worked for Coopers & Lybrand.

Richard N. Stathes, Vice President Sales & Marketing. Mr. Stathes is a seasoned sales executive with a proven track record of success throughout his sales career. He has extensive experience in developing distribution channels and has demonstrated his versatility through achieving success in large and relatively small companies with high growth potential. Prior to joining Caliber I.D. Mr. Stathes was VP of Sales & Marketing for American Aerogel Corp. in Rochester N.Y; EVP of Sales & Customer Service for Conseco Insurance, Indianapolis, IN; EVP of Worldwide Sales & Marketing for Centennial Technologies, Wilmington MA; VP of Sales & Marketing for PSC Inc., Rochester, NY; Director of Sales Program Development, Computer Products Inc., Pompano Beach, FL and held several field sales and marketing management positions during his 10 year tenure with the Hewlett Packard Company. Mr. Stathes is a veteran of the USAF and a graduate of the USAF School of Avionics. He also has BS degree in business from Utica College of Syracuse University.

Frank Mentesana. Mr. Mentesana returned to the company in June 2011, resuming the role of vice president of Manufacturing Operations. Frank brings more than 25 years of experience in corporate management, including operations, manufacturing and restructuring efforts. His previous experience includes his position as Application Engineer and Territory Manager with PennEngineering, a global fastening solutions company. Prior to that, Frank served as President and CEO of Star Point Technologies Inc.; a high technology manufacturer’s representative, as Director of Operations for Horizon Aerospace; an aircraft instrumentation company supplying aircraft instruments to Boeing Commercial and Military, Lockheed Martin and Sikorsky and as President and CEO of Solutions Plus Systems, Inc, an electronic manufacturing Services Company. Mr. Mentesana also held the position as Supplier Manager for Avnet Electronics with responsibilities for Motorola and Xilinx and a long tenure as Director of Materials for PSC, Inc, a barcode equipment manufacturer. His corporate management experience includes operations, manufacturing, manufacturing engineering, supply chain management, facilities, sales & marketing, and project management. Over the last 25 years, Mr. Mentesana has developed a comprehensive background in both domestic and international business along with proven operational experience in mechanical, electrical, and optical products and processes.

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

Board of Directors Composition

Our Board of Directors currently consists of six members. At each annual meeting of stockholders, directors are elected to hold office until the next annual meeting. Directors are elected by a plurality of votes cast by stockholders.

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

The Board of Directors has determined that Rocco Maggioto, Brian Carty, and Ruben King-Shaw each qualify as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K. Each is currently an “independent director” as defined in the marketplace rules of the Nasdaq Stock Market, as well as applicable rules promulgated by the SEC related to the independence of audit committee members. The Board of Directors has adopted an Audit Committee Charter, which is available in the “Corporate Governance” section of the “Investor Relations” page included in our website at www.caliberid.com.

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

The authority of the Executive Compensation Committee with respect to any future equity incentive plan may be limited by the provisions of such plans as adopted by the Board and/or approved by our stockholders. The committee may form and delegate authority to subcommittees when appropriate. The Board of Directors has determined that each of the members of the Executive Compensation Committee is an “independent director” as defined in the marketplace rules of the Nasdaq Stock Market. The Board of Directors has adopted an Executive Compensation Committee Charter, which is available in the “Corporate Governance” section of the “Investor Relations” page included in our website at www.caliberid.com.

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

The Board of Directors has determined that each of the members of the committee is an “independent director” as defined in the marketplace rules of the Nasdaq Stock Market. The Board of Directors has adopted a Governance and Nominating Committee Charter, which is available in the “Corporate Governance” section of the “Investor Relations” page included in our website at www.caliberid.com.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, which is available in the “Corporate Governance” section of the “Investor Relations” page included in our website at www.caliberid.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by applicable laws and rules.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

Our compensation programs for our executives have historically consisted primarily of a combination of a competitive base salary combined with long-term equity incentive awards. Our Executive Compensation Committee has retained a compensation consultant to assist it in evaluating our future executive compensation programs.

The compensation paid to our named executive officers for the indicated years and the outstanding equity awards held by them as of December 31, 2012 are set forth below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
L. Michael Hone(2)	2012	346,923	—	—	—	—	—	—	346,923
Chief Executive Officer	2011	200,000	—	—	—	—	—	—	200,000
Richard J. Pulsifer(3)	2012	100,000	—	—	—	—	—	—	100,000
Chief Financial Officer	2011	—	—	—	—	—	—	—	—
William J. Fox	2012	127,115	7,500	—	—	—	—	—	134,615
Chief Technology Officer	2011	125,000	—	—	—	—	—	—	125,000

(1)	The amounts represent the aggregate grant date fair value of stock options granted. The valuation of stock options is based on the assumptions and methodology set forth in Note 13 to our audited financial statements included in this Report.

(2)	Mr. Hone joined the company as its Executive Vice President in November 2010 and was appointed Chief Executive Officer on December 7, 2012.

(3)	The Company appointed Mr. Pulsifer as Chief Financial Officer on July 9, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table provides information regarding the current holdings of equity awards by our named executive officers on December 31, 2012.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William J. Fox(1)	10,000	—	—	4.00	10/31/2016	—	—	—	—
Chief Technology Officer	17,500	—	—	4.30	9/11/2017	—	—	—	—
	21,400	—	—	4.00	10/31/2016	—	—	—	—

(1)	Includes 21,400 shares underlying stock options held by Mr. Fox’s spouse who is an employee of the Company. Mr. Fox disclaims beneficial ownership of these shares and stock options.

Option Exercises and Stock Vested

The following table provides information regarding the stock option exercised by our named executive officers during the year ended December 31, 2012.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William J. Fox(1)	42,600	72,420	—	—
Chief Technology Officer

(1)	Includes 16,100 shares exercised with a realized value of $27,370 held by Mr. Fox’s spouse who is an employee of the Company. Mr. Fox disclaims beneficial ownership of these shares.

Employment Agreements

The following descriptions of the Company’s Employment Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Employment Agreements, which are listed as exhibits to this Report. We do not believe that our compensation policies and practices, for either our executive officers or our non-executive employees, are reasonably likely to give rise to risks that would have a material adverse effect on us.

Mr. Hone. Mr. Hone’s Employment Agreement has a three-year initial term commencing as of December 7, 2011, which will renew automatically for an additional one-year period unless either party intends not to renew. Mr. Hone serves as the Chief Executive Officer of the Company and receives an initial annual base salary of $350,000, which will be redetermined annually by the Executive Compensation Committee of the Board of Directors. Mr. Hone is entitled to receive cash incentive compensation as determined by the Executive Compensation Committee and to participate in or receive benefits under all of the Company’s employee benefit plans.

In the event of termination of employment for any reason, Mr. Hone would be entitled to the following severance benefits: (i) any base salary earned through the date of termination, unpaid expense reimbursements and unused vacation; and (ii) any vested benefits Mr. Hone may have under any employee benefit plan of the Company through the date of termination.

In the event of termination of employment by the Company without cause or by Mr. Hone for good reason, Mr. Hone would be entitled to the following severance benefits: (i) any vested benefits Mr. Hone may have under any employee benefit plan of the Company through the date of termination; (ii) 2 times the sum of Mr. Hone’s base salary and his average incentive compensation; and (iii) a monthly cash payment for 36 months equal to the amount of monthly employer contribution of the Company for health insurance, if applicable.

During the term of the Employment Agreement, if within 18 months after a change in control, Mr. Hone’s employment is terminated by the Company without cause or by Mr. Hone for good reason, Mr. Hone would be entitled to the following severance benefits: (i) a lump sum in cash in an amount equal to 2 ½ times the sum of (A) Mr. Hone’s base salary plus (B) his average incentive compensation; (ii) acceleration of vesting of all stock options and other stock-based awards; and (iii) a monthly cash payment for 36 months equal to the amount of monthly employer contribution of the Company for health insurance, if applicable.

Pursuant to the Employment Agreement, Mr. Hone is subject to non-compete and non-solicitation obligations both during, and after, his employment with the Company.

Mr. Pulsifer. Mr. Pulsifer’s Employment Agreement has a three-year initial term commencing as of July 9, 2012, which will renew automatically for an additional one-year period unless either party intends not to renew. Mr. Pulsifer serves as the Chief Financial Officer of the Company and receives an initial annual base salary of $200,000, which will be redetermined annually by the Executive Compensation Committee. Mr. Pulsifer is entitled to receive cash incentive compensation as determined by the Executive Compensation Committee and to participate in or receive benefits under all of the Company’s employee benefit plans.

In the event of termination of employment for any reason, Mr. Pulsifer would be entitled to the following severance benefits: (i) any base salary earned through the date of termination, unpaid expense reimbursements and unused vacation; and (ii) any vested benefits Mr. Pulsifer may have under any employee benefit plan of the Company through the date of termination.

In the event of termination of employment by the Company without cause or by Mr. Pulsifer for good reason, Mr. Pulsifer would be entitled to the following severance benefits: (i) any vested benefits Mr. Pulsifer may have under any employee benefit plan of the Company through the date of termination; (ii) the applicable severance rate (i.e., from 0 to 1.5) multiplied by the sum of Mr. Pulsifer’s base salary and his average incentive compensation; and (iii) a monthly cash payment for 18 months equal to the amount of monthly employer contribution of the Company for health insurance, if applicable.

During the term of the Employment Agreement, if within 18 months after a change in control, Mr. Pulsifer’s employment is terminated by the Company without cause or by Mr. Pulsifer for good reason, Mr. Pulsifer would be entitled to the following severance benefits: (i) a lump sum in cash in an amount equal to 2 times the sum of (A) Mr. Pulsifer’s base salary plus (B) his average incentive compensation; (ii) acceleration of vesting of all stock options and other stock-based awards; and (iii) a monthly cash payment for 18 months equal to the amount of monthly employer contribution of the Company for health insurance, if applicable.

Pursuant to the Employment Agreement, Mr. Pulsifer is subject to non-compete and non-solicitation obligations both during, and after, his employment with the Company.

Mr. Fox. Mr. Fox’s employment agreement expires on January 1, 2016, and is automatically renewable in one-year increments thereafter. Mr. Fox serves as the Chief Technology Officer of the Company and receives an annual base salary of $130,000. Mr. Fox is entitled to receive cash incentive compensation as determined by the Executive Compensation Committee and to participate in or receive benefits under all of the Company’s employee benefit plans. Pursuant to the terms of the agreement, Mr. Fox agreed not to compete with us, nor solicit our customers or employees, for a period of one year following the termination of his employment. In addition to base salary, Mr. Fox is also eligible to receive equity grants under our 2010 Long-Term Equity Incentive Plan, which plan is administered by the Executive Compensation Committee of our Board of Directors. The Committee may approve grants under the 2010 Long-Term Equity Incentive Plan from time to time.

In the event the employment agreement is terminated (i) by us without “just cause,” or (ii) by the executive with “good reason,” each as defined in the employment agreement, then Mr. Fox is entitled to an immediate cash payment equal to two times his base salary plus bonus for the applicable year or, in the case of the bonus, for the immediately prior year, and all restrictions remaining on any shares of restricted stock will lapse and any options earned under the 2010 Long-Term Equity Incentive Plan will fully vest. In the event the agreement is terminated following a change-in-control, then the executive is entitled to an immediate cash payment equal to two and one half times his or her base salary plus bonus for the applicable year or, in the case of the bonus, for the immediately prior year, and all restrictions remaining on any shares of restricted stock will lapse and any options earned under the 2010 Long-Term Equity Incentive Plan will fully vest.

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

Non-Employee Director Compensation Table for Year Ended December 31, 2012

The following table provides information for 2012 regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2012. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William J. Shea	—	—	—	—	—	—	—
Brian Carty	—	—	—	—	—	—	—
Ruben King-Shaw, Jr.	—	—	—	—	—	—	—
Rocco Maggiotto	—	—	—	—	—	—	—
Nancy Catarisano(2)	—	—	—	—	—	—	—
Matthew S. Cox(2)	—	—	—	—	—	—	—
David A. Lovenheim(2)	—	—	—	—	—	—	—
Ramey W. Tomson(2)	—	—	—	—	—	—	—

(1)	The following awards of restricted stock were outstanding, but had not vested, as of December 31, 2012: Mr. Shea—62,500; Mr. Carty—37,500; Mr. King-Shaw—12,500; and Mr. Maggiotto – 6,000. The restricted stock held by Mr. Cox and Ms. Catarisano was forfeited in connection with their resignation from our Board in February 2012.

(2)	In February 2012, Ms. Catarisano, Mr. Cox, Ms. Tomson and Mr. Lovenheim resigned from our Board as part of a restructuring of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information as to the beneficial ownership of our common stock as of February 28, 2013:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors and named executive officers; and
•	all executive officers and directors as a group.

The percentage of shares beneficially owned is based on 8,507,374 shares of common stock outstanding as of February 28, 2013. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 28, 2013 and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless indicated below, the persons and entities named below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address for each listed stockholder is c/o Lucid, Inc., 95 Methodist Hill Drive, Suite 500, Rochester, NY 14623.

Name of Beneficial Owner	Number of Common Shares	Percentage Ownership(1)
Named Executive Officers and Directors:
L. Michael Hone(2)	104,085	1.2%
William J. Shea(3)	365,087	4.3%
Brian Carty(4)	37,500	*
Kevin Cronin	—	—
William J. Fox(5)	125,133	1.5%
Ruben J. King-Shaw, Jr.(6)	12,500	*
Rocco Maggiotto(7)	28,490	*
Richard J. Pulsifer	—	—
All Directors and Executive Officers as a Group (8 persons)	1,038,889	12.1%
5% Stockholders:
Northeast LCD Capital(8)	2,234,035	24.0%
Mavig GmBH(9)	952,380	10.6%
NYSTAR(10)	596,989	6.9%
Verition Multi Strategy Master Fund LTD(11)	494,783	5.8%

*	Represents beneficial ownership of less than one percent.

(1)	Percentages have been computed based upon 8,507,374 shares of common stock outstanding at February 28, 2013, plus, for each person (except where indicated otherwise) and the group, shares that such person or the group has the right to acquire pursuant to restricted common stock and common stock warrants or options, each to the extent exercisable at their option within 60 days after February 28, 2013.

(2)	Includes 37,500 shares of restricted stock.

(3)	Includes 62,500 shares of restricted stock. Also includes 300,000 shares held in trust for a minor child. Mr. Shea disclaims beneficial ownership of the shares held in trust.

(4)	Includes 37,500 shares of restricted stock.

(5)	Includes 27,500 shares issuable upon exercise of stock options. Also includes 16,150 shares of common stock and 21,400 shares issuable upon exercise of stock options held by Mr. Fox’s spouse who is an employee of the Company. Mr. Fox disclaims beneficial ownership of these shares and stock options.

(6)	Includes 12,500 shares of restricted stock.

(7)	Includes 6,000 shares of restricted stock.

(8)	Includes 786,900 shares of common stock issuable upon exercise of warrants. The address of Northeast LCD Capital is c/o Wesley Crowell, Bergen & Parkinson, LLC, 62 Portland Rd, Kennebunk Maine 04043. Mr. Crowell is the Managing Director of Northeast LCD Capital and, as such, has sole voting and dispositive power over these shares.

(9)	Includes 476,190 shares of common stock issuable upon exercise of warrants. The address of Mavig GmBH is c/o Christian Stoian, PO Box 82 03 62, 81803, Munich, Germany. Christian Stoian is the Chief Executive Officer of Mavig GmBH and, as such, has sole voting and dispositive power over these shares.

(10)	Includes 130,179 shares of common stock issuable upon exercise of warrants. The address of NYSTAR is c/o Clayton Besch, 30 S. Pearl Street, 11th Floor, Albany, NY 12207. Information based solely upon the last correspondence with this stockholder.

(11)	Includes 91,667 shares of common stock is issuable upon exercise of warrants. The address of Verition Multi Strategy Master Fund LTD is 1 American Lane, Greenwich, CT 05831. Information based solely upon the last correspondence with this stockholder.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	605,000	$3.36	1,661,500

Equity compensation plans not approved by security holders	20,000	2.00	1,755,000

Total	625,000	$3.32	3,416,500

(1)	Includes the Lucid, Inc. Year 2000 Stock Option Plan, the Lucid, Inc. 2007 Long-Term Incentive Plan, and the Lucid, Inc. 2010 Long-Term Equity Incentive Plan. No further awards may be made under the Year 2000 Stock Option Plan or the 2007 Long-Term Incentive Plan.

(2)	Includes the Lucid, Inc. 2012 Stock Option and Incentive Plan adopted by the Board of Directors in July 2012 and subject to stockholder approval at the next stockholder meeting.

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

Certain Affiliates, namely Mr. Eastman, our Founder, Director Emeritus and Chief Scientist and Mr. Maggiotto, a member of our Board of Directors, hold warrants on the same terms as those issued to investors in our 2010/2011 Convertible Debt Offering which became exercisable upon the completion of the IPO at an exercise price of $8.22 per share; further, pursuant to an agreement that was made with all warrant holders in that offering, we have agreed to register the shares of our common stock that will be issued upon exercise of such warrants.

We issued convertible notes and warrants, under our July 2011 Convertible Debt Offering, to Northeast LCD Capital, LLC, an affiliate, and to Mr. Shea and his spouse. The principal (plus accrued interest) of those convertible notes automatically converted into shares of our common stock at a 30% discount to the price paid by investors in the IPO. In addition, the associated warrants have an exercise price of $9.22 per share, and became exercisable upon the completion of the IPO; further, pursuant to an agreement that was made with all warrant holders in the July 2011 Convertible Debt offering, we have agreed to register the shares of our common stock that will be issued upon exercise of such warrants.

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

In July 2011, we received a term loan in the amount of $3.0 million with an institutional lender (the “2011 Credit Facility”). We used a portion of these loan proceeds to repay all of our outstanding obligations under the 2010 Credit Facility, and the $2.0 million cash collateral pledge was returned to Northeast LCD Capital. Following this payoff, Northeast LCD Capital pledged $500,000 to support our obligations under the 2011 Credit Facility, and Messrs. Eastman and Shea again provided personal guarantees. In consideration for its pledge of cash collateral, Northeast LCD Capital, LLC is entitled to fees at an annual rate of 10%. Messrs. Eastman and Shea, each of whom is a holder of our debt securities, executed subordination agreements in favor of Square 1 Bank in connection with our 2011 Credit Facility.

At December 31, 2011, $40,000 was outstanding under a promissory note with the Company’s Founder, Director Emeritus and Chief Scientist which bore interest at 6%. This note was paid in full in January 2012.

In May 2012, the Company entered into a Loan and Security Agreement (the “2012 Interim Loan”), under which the Company borrowed approximately $2.3 million from an affiliate of the Company.

In July 2012, the Company borrowed $7.0 million from the same affiliate pursuant to a Loan and Security Agreement (the “2012 Term Loan”). The 2012 Term Loan refinanced the 2012 Interim Loan and matures in July 2017. In connection with the repayment of the 2012 Interim Loan, the Company wrote off the remaining balance of the loan acquisition costs, resulting in the recognition of a loss on extinguishment of approximately $56,000 in the third quarter of 2012. The Company may prepay the 2012 Term Loan at any time, subject to certain notice requirements. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014. The 2012 Term Loan is secured by all of the Company’s assets. In connection with the closing of the 2012 Term Loan, the Company issued 167,164 shares of the Company’s common stock to the affiliate.

In December 2012, the Company’s Chairman and his spouse purchased 214,286 shares of common stock in a private transaction with the Company at a price of $1.40 per share.

Director Independence

Our Board of Directors consults with our counsel to ensure that the Board’s determinations of director independence are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable marketplace rules of the Nasdaq Stock Market, as in effect from time to time. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our Board of Directors has affirmatively determined that all of our directors are independent directors within the meaning of the applicable marketplace rules of the Nasdaq Stock Market, except for L. Michael Hone, our Chief Executive Officer and William J. Shea, our Chairman of the Board. In making its independence determinations, the Board reviewed transactions and relationships between the director, or any member of his or her immediate family, us or one of our subsidiaries or affiliates, and our independent registered public accounting firm based on information provided by the director, our records and publicly available information. Specifically, the Board considered the following types of relationships and transactions: (i) principal employment of and other public company directorships held by each non-employee director; (ii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between us and/or our subsidiaries or affiliates and any entity for which the non-employee director, or his or her immediate family member, is an executive officer or greater-than-10% stockholder; and (iii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between us and/or our subsidiaries or affiliates and any other public company for which the non-employee director serves as a director.

Our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our Board of Directors are comprised entirely of directors determined by the Board to be independent within the meaning of applicable marketplace rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

On July 30, 2012, the Company, as approved by the Audit Committee of its Board of Directors, dismissed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered accounting firm. On August 2, 2012, as approved by the Audit Committee of its Board of Directors, the Company engaged Marcum LLP (“Marcum”) as its new independent registered accounting firm. Deloitte had served as the Company’s independent registered accounting firm since 2008. The table below sets forth the aggregate fees billed by Deloitte and Marcum for audit and audit-related services provided to us in 2012 and 2011. All fees described below were approved by the Audit Committee.

	Year Ended December 31,

	2012	2011
Audit Fees(1)	$208,000	$158,000
Audit-Related Fees(2)	89,000	492,000
Tax Fees(3)	—	—
All Other Fees(4)	4,000	2,000
Total Fees	$301,000	$652,000

(1)	Represents fees for services rendered for the audit of our financial statements included in our annual report on Form 10-K for the year ended December 31, 2012 and 2011, as well as for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Marcum billed approximately $26,000 of the total audit fees in 2012.

(2)	Represents fees for assurance and related services that are reasonably related to the performance of an audit or review of financial statements. For 2012, the audit-related fees in the table above are fees that Deloitte billed us primarily for the review of our final prospectus and the preparation of the comfort letter in connection with our initial public offering, as well as fees for the review of financial and other information included in our S-8 registration. For 2011, the audit-related fees were billed by Deloitte primarily for the review of our registration statement filed on Form S-1.

(3)	Neither Marcum nor Deloitte billed us any fees for tax services in 2012 or 2011.

(4)	Represents fees related to a technical research subscription provided by Deloitte for the years ended December 31, 2012 and 2011 in the amount of approximately $2,000, respectively, as well as services provided by Marcum in 2013 concerning background checks for potential board members.

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

The Audit Committee approved and retained Deloitte to audit our 2011 consolidated financial statements and provide other auditing and audit-related services in 2011. The Audit Committee approved and retained Marcum to audit our 2012 consolidated financial statements and to provide other auditing and audit-related services in 2012. The Audit Committee reviewed all services provided our principal accountants in 2012 and 2011 and concluded that the services provided were compatible with maintaining its independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements, Notes thereto and Reports of Independent Registered Public Accounting Firms are set forth under Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(a)(3)	The following is a complete list of Exhibits filed or incorporated by reference as part of this report:

Exhibit No.	Description of Document

3.1	Restated Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on July 31, 2001 (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Lucid, Inc., as filed with the New York Department of State on June 16, 2010 (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.3	Amended and Restated Bylaws of Lucid, Inc., as adopted December 14, 2010 (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.4	Restated Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on May 6, 2011 (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.5	Certificate of Amendment to Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on December 6, 2011 (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.2	Form of 2001 Registration Rights Agreement between the Company and holders of the Company’s Series B Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.3	Form of Secured Promissory Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.4	Form of Security Agreement, given by the Company in favor of holders of its Secured Promissory Notes (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.5	Form of Modification and Extension Agreement pertaining to Secured Promissory Note, by and between the Company and holders of its Secured Promissory Notes (Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.6	Warrant to Purchase Convertible Preferred Stock, issued to the New York State Foundation for Science, Technology, and Innovation—Small Business Technology Investment Fund, as successor in interest by statute to New York Urban Development Corporation d/b/a Empire State Development—Small Business Technology Investment Fund, on February 1, 2007, as modified by the Second Modification and Extension Agreement, dated December 31, 2008 (Incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.7	Form of Amended and Restated Common Stock Purchase Warrant—2007 (Incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.8	Form of 2008 Common Stock Warrant (Incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.9	Form of 2009 Common Stock Warrant (Incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.10	Form of 2009 Convertible Subordinated Promissory Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.11	Form of 2010/2011 Note and Warrant Purchase Agreement, by and between the Company and purchasers of the Company’s 2010/2011 Convertible Notes and 2010/2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.12	Form of 2010/2011 Convertible Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.13	Form of 2010/2011 Common Stock Warrant (Incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.14	Common Stock Warrant Issued to Maxim Partners, LLC on November 15, 2010 (Incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.15	Form of 2010 Note Exchange Agreement, between the Company and Certain Holders of the Company’s Outstanding Debt (Incorporated by reference to Exhibit 4.17 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.16	Form of Stock Option Agreement under the Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.18 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.17	Form of April 2007 Fixed Quantity Common Stock Warrant (Incorporated by reference to Exhibit 4.19 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.18	Form of August 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.20 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.19	Warrant to Purchase Stock, issued to Square 1 Bank on July 20, 2011 (Incorporated by reference to Exhibit 4.21 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.20	Form of July 2011 Subscription Agreement with 90-Day Lock-Up Period, by and between the Company and Certain Purchasers of the Company’s July 2011 Convertible Notes and July 2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.22 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.21	Form of July 2011 Subscription Agreement with 180-Day Lock-Up Period, by and between the Company and Certain Purchasers of the Company’s July 2011 Convertible Notes and July 2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.23 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.22	Form of July 2011 Convertible Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.24 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.23	Form of July 2011 Common Stock Warrant (Incorporated by reference to Exhibit 4.25 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.24	Common Stock Warrant issued to Maxim Partners, LLC on July 27, 2011 (Incorporated by reference to Exhibit 4.26 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.25	Form of November 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.27 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.26	Form of Warrant Agreement between the Company and American Stock Transfer Company, as warrant agent (Incorporated by reference to Exhibit 4.28 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.27	Form of Warrant included in the Units (Incorporated by reference to Exhibit 4.29 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.28	Form of Unit Purchase Option (Incorporated by reference to Exhibit 4.30 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.29	Warrant Agreement, dated December 30, 2011, between Lucid, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012 (File No. 001-35379))

4.30	Unit Purchase Option between Lucid, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012 (File No. 001-35379))

4.31	Unit Purchase Option between Lucid, Inc. and Maxim Partners LLC (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012 (File No. 001-35379))

†10.1	Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.2	Lucid, Inc. 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.3	Lucid, Inc. Year 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.4	Colocation License Agreement, by and between the Company and PAETEC Communications, Inc., dated September 4, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.5	Joint Venture Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated October 2006 (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.6	Supply Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated December 2006, and letter amendment thereto, dated May 25, 2011 (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.7	Promissory Note, given by the Company in favor of Jay M. Eastman, dated March 24, 2011 (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.8	Form of Indemnification Agreement by and between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.9	Form of Lucid, Inc. Distribution Agreement (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.10	Loan and Security Agreement, entered into as of July 20, 2011, by and between Square 1 Bank and the Company (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.11	Intellectual Property Security Agreement, entered into as of July 20, 2011, by and between Square 1 Bank and the Company (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.12	Form of Subordination Agreement, given by the Creditors as defined therein in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.13	Pledge and Security Agreement, dated July 20, 2011 given by Northeast LCD Capital, LLC in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.14	Pledge Account Fee Agreement, dated as of July 29, 2011, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.15	Unconditional Guaranty of Jay M. Eastman, dated July 20, 2011, given in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.16	Unconditional Guaranty of William J. Shea, dated July 20, 2011, given in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.17	Form of 90-day Lock-Up and Waiver Agreement, dated May 27, 2011 (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.18	Form of 180-day Lock-Up and Waiver Agreement, dated May 27, 2011 (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.19	Employment Agreement between the Company and Mr. Hone, dated October 1, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 5, 2012 (File No. 001-35379))

†10.20	Employment Agreement between the Company and Mr. Fox, dated January 11, 2011 (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.21	Employment Agreement between the Company and Mr. Pulsifer, dated October 1, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 5, 2012 (File No. 001-35379))

10.22	Form of Lucid, Inc. Employee Invention, Copyright, Proprietary Information and Conflicts of Interest Agreement (Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.23	Distributor Agreement, dated September 1, 2004, by and between the Company and Integral Corporation (Incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.24	Distributor Agreement, dated February 8, 2008, by and between the Company and ConBio (China) Co., Ltd. (Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.25	Pledged Account Fee Agreement, dated July 9, 2010, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.26	Amendment No. 1 to Pledged Account Fee Agreement, dated June 16, 2011, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.27	Promissory Note, given by the Company in favor of Dale Crane, dated December 31, 2010 (Incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.28	Agreement of Lease, dated August 18, 2011, by and between the Company, as Tenant, and 95 Methodist Hill Drive LLC, as Landlord (Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.29	Letter Agreement, dated September 2, 2011, between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.30	Separation Agreement, Including Release and Waiver of Claims, dated January 30, 2012, between Lucid, Inc. and Marcy Davis-McHugh (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2012 (File No. 001-35379))

10.31	Forbearance Agreement and First Amendment to Loan and Security Agreement, dated as of March 30, 2012 by and between Lucid, Inc. and Square 1 Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012 (File No. 001-35379))

10.32	First Amendment to Forbearance Agreement and Second Amendment to Loan and Security Agreement, dated as of April 30, 2012, by and between Lucid, Inc. and Square 1 Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2012 (File No. 001-35379))

10.33	Secured Demand Promissory Note, dated as of May 7, 2012, issued by Lucid, Inc. to Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))

10.34	Security Agreement, dated as of May 7, 2012, by and between Lucid, Inc. and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))

10.35	Guaranty, dated as of May 7, 2012, by L. Michael Hone in favor of Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))

10.36	Loan and Security Agreement, by and between the Company and Northeast LCD Capital, LLC dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2012 (File No. 001-35379))

†10.37	Separation Agreement by and between the Company and Martin Joyce, dated July 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2012 (File No. 001-35379))

†10.38	Resignation Agreement by and between the Company and Jay Eastman, effective September 30, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-35379))

*†10.39	Lucid, Inc. 2012 Long - Term Equity Incentive Plan

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Current report on Form 8-K filed with the SEC on October 5, 2012 (File No. 001-35379))

16.1	Letter from Deloitte & Touche LLP (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2012 (File No. 001-35379))

*23.1	Consent of Independent Registered Public Accounting Firm – Marcum LLP

*23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche, LLP

*24.1	Power of Attorney (included in signature page)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101	The following material from Lucid Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Deficit; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2013.

LUCID, INC.

By:	/s/ L. Michael Hone
Name: L. Michael Hone Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of L. Michael Hone and Richard J. Pulsifer such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ L. Michael Hone	Chief Executive Officer	March 29, 2013
L. Michael Hone	(Principal Executive Officer)

/s/ Richard J. Pulsifer	Chief Financial Officer	March 29, 2013
Richard J. Pulsifer	(Principal Financial and Accounting Officer)

/s/ William J. Shea	Chairman of the Board of	March 29, 2013
William J. Shea	Directors

/s/ Brian Carty	Director	March 29, 2013
Brian Carty

/s/ Kevin M. Cronin	Director	March 29, 2013
Kevin M. Cronin

/s/ Rocco Maggiotto	Director	March 29, 2013
Rocco Maggiotto

/s/ Ruben King-Shaw, Jr.	Director	March 29, 2013
Ruben King-Shaw, Jr.

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Restated Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on July 31, 2001 (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Lucid, Inc., as filed with the New York Department of State on June 16, 2010 (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.3	Amended and Restated Bylaws of Lucid, Inc., as adopted December 14, 2010 (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.4	Restated Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on May 6, 2011 (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.5	Certificate of Amendment to Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on December 6, 2011 (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.2	Form of 2001 Registration Rights Agreement between the Company and holders of the Company's Series B Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.3	Form of Secured Promissory Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.4	Form of Security Agreement, given by the Company in favor of holders of its Secured Promissory Notes (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.5	Form of Modification and Extension Agreement pertaining to Secured Promissory Note, by and between the Company and holders of its Secured Promissory Notes (Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.6	Warrant to Purchase Convertible Preferred Stock, issued to the New York State Foundation for Science, Technology, and Innovation—Small Business Technology Investment Fund, as successor in interest by statute to New York Urban Development Corporation d/b/a Empire State Development—Small Business Technology Investment Fund, on February 1, 2007, as modified by the Second Modification and Extension Agreement, dated December 31, 2008 (Incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.7	Form of Amended and Restated Common Stock Purchase Warrant—2007 (Incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.8	Form of 2008 Common Stock Warrant (Incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.9	Form of 2009 Common Stock Warrant (Incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.10	Form of 2009 Convertible Subordinated Promissory Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.11	Form of 2010/2011 Note and Warrant Purchase Agreement, by and between the Company and purchasers of the Company's 2010/2011 Convertible Notes and 2010/2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.12	Form of 2010/2011 Convertible Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.13	Form of 2010/2011 Common Stock Warrant (Incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.14	Common Stock Warrant Issued to Maxim Partners, LLC on November 15, 2010 (Incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.15	Form of 2010 Note Exchange Agreement, between the Company and Certain Holders of the Company's Outstanding Debt (Incorporated by reference to Exhibit 4.17 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.16	Form of Stock Option Agreement under the Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.18 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.17	Form of April 2007 Fixed Quantity Common Stock Warrant (Incorporated by reference to Exhibit 4.19 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.18	Form of August 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.20 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.19	Warrant to Purchase Stock, issued to Square 1 Bank on July 20, 2011 (Incorporated by reference to Exhibit 4.21 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.20	Form of July 2011 Subscription Agreement with 90-Day Lock-Up Period, by and between the Company and Certain Purchasers of the Company's July 2011 Convertible Notes and July 2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.22 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.21	Form of July 2011 Subscription Agreement with 180-Day Lock-Up Period, by and between the Company and Certain Purchasers of the Company's July 2011 Convertible Notes and July 2011 Common Stock Warrants (Incorporated by reference to Exhibit 4.23 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.22	Form of July 2011 Convertible Note, given by the Company in favor of the holders thereof (Incorporated by reference to Exhibit 4.24 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.23	Form of July 2011 Common Stock Warrant (Incorporated by reference to Exhibit 4.25 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.24	Common Stock Warrant issued to Maxim Partners, LLC on July 27, 2011 (Incorporated by reference to Exhibit 4.26 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.25	Form of November 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.27 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.26	Form of Warrant Agreement between the Company and American Stock Transfer Company, as warrant agent (Incorporated by reference to Exhibit 4.28 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.27	Form of Warrant included in the Units (Incorporated by reference to Exhibit 4.29 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.28	Form of Unit Purchase Option (Incorporated by reference to Exhibit 4.30 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.29	Warrant Agreement, dated December 30, 2011, between Lucid, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012 (File No. 001-35379))

4.30	Unit Purchase Option between Lucid, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012 (File No. 001-35379))

4.31	Unit Purchase Option between Lucid, Inc. and Maxim Partners LLC (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012 (File No. 001-35379))

†10.1	Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.2	Lucid, Inc. 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.3	Lucid, Inc. Year 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.4	Colocation License Agreement, by and between the Company and PAETEC Communications, Inc., dated September 4, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.5	Joint Venture Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated October 2006 (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.6	Supply Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated December 2006, and letter amendment thereto, dated May 25, 2011 (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.7	Promissory Note, given by the Company in favor of Jay M. Eastman, dated March 24, 2011 (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.8	Form of Indemnification Agreement by and between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.9	Form of Lucid, Inc. Distribution Agreement (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.10	Loan and Security Agreement, entered into as of July 20, 2011, by and between Square 1 Bank and the Company (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.11	Intellectual Property Security Agreement, entered into as of July 20, 2011, by and between Square 1 Bank and the Company (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.12	Form of Subordination Agreement, given by the Creditors as defined therein in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.13	Pledge and Security Agreement, dated July 20, 2011given by Northeast LCD Capital, LLC in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.14	Pledge Account Fee Agreement, dated as of July 29, 2011, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.15	Unconditional Guaranty of Jay M. Eastman, dated July 20, 2011, given in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.16	Unconditional Guaranty of William J. Shea, dated July 20, 2011, given in favor of Square 1 Bank (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.17	Form of 90-day Lock-Up and Waiver Agreement, dated May 27, 2011 (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.18	Form of 180-day Lock-Up and Waiver Agreement, dated May 27, 2011 (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.19	Employment Agreement between the Company and Mr. Hone, dated October 1, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 5, 2012 (File No. 001-35379))

†10.20	Employment Agreement between the Company and Mr. Fox, dated January 11, 2011 (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.21	Employment Agreement between the Company and Mr. Pulsifer, dated October 1, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 5, 2012 (File No. 001-35379))

10.22	Form of Lucid, Inc. Employee Invention, Copyright, Proprietary Information and Conflicts of Interest Agreement (Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.23	Distributor Agreement, dated September 1, 2004, by and between the Company and Integral Corporation (Incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.24	Distributor Agreement, dated February 8, 2008, by and between the Company and ConBio (China) Co., Ltd. (Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.25	Pledged Account Fee Agreement, dated July 9, 2010, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.26	Amendment No. 1 to Pledged Account Fee Agreement, dated June 16, 2011, by and between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.27	Promissory Note, given by the Company in favor of Dale Crane, dated December 31, 2010 (Incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.28	Agreement of Lease, dated August 18, 2011, by and between the Company, as Tenant, and 95 Methodist Hill Drive LLC, as Landlord (Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.29	Letter Agreement, dated September 2, 2011, between the Company and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.30	Separation Agreement, Including Release and Waiver of Claims, dated January 30, 2012, between Lucid, Inc. and Marcy Davis-McHugh (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2012 (File No. 001-35379))

10.31	Forbearance Agreement and First Amendment to Loan and Security Agreement, dated as of March 30, 2012 by and between Lucid, Inc. and Square 1 Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012 (File No. 001-35379))

10.32	First Amendment to Forbearance Agreement and Second Amendment to Loan and Security Agreement, dated as of April 30, 2012, by and between Lucid, Inc. and Square 1 Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2012 (File No. 001-35379))

10.33	Secured Demand Promissory Note, dated as of May 7, 2012, issued by Lucid, Inc. to Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))

10.34	Security Agreement, dated as of May 7, 2012, by and between Lucid, Inc. and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))

10.35	Guaranty, dated as of May 7, 2012, by L. Michael Hone in favor of Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))

10.36	Loan and Security Agreement, by and between the Company and Northeast LCD Capital, LLC dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2012 (File No. 001-35379))

†10.37	Separation Agreement by and between the Company and Martin Joyce, dated July 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2012 (File No. 001-35379))

†10.38	Resignation Agreement by and between the Company and Jay Eastman, effective September 30, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-35379))

*†10.39	Lucid, Inc. 2012 Long - Term Equity Incentive Plan

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Current report on Form 8-K filed with the SEC on October 5, 2012 (File No. 001-35379))

16.1	Letter from Deloitte & Touche LLP (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2012 (File No. 001-35379))

*23.1	Consent of Independent Registered Public Accounting Firm – Marcum LLP

*23.2	Consent of Independent Registered Public Accounting Firm – Deloitte &Touche, LLP

*24.1	Power of Attorney (included in signature page)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101	The following material from Lucid Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Deficit; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

