Form 10-Q
period 2013-03-31
LUCID INC
filed 2013-05-20
CIK 752902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 1, 2013, 8,507,374 shares of Registrant’s common stock were outstanding.

LUCID, INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2013

PART I        FINANCIAL INFORMATION

Item 1.         Financial Statements

LUCID, INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333,378	$926,447
Accounts receivable	335,495	559,336
Inventories - net	753,532	926,236
Prepaid expenses and other current assets	165,393	49,155
Total current assets	1,587,798	2,461,174

PROPERTY AND EQUIPMENT – net	114,655	107,409

DEFERRED FINANCING COSTS – net	5,784	6,128

OTHER ASSETS	15,892	15,991

TOTAL ASSETS	$1,724,129	$2,590,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt– net	$366,561	$379,311
Accounts payable	1,026,813	955,514
Accrued expenses and other current liabilities	1,879,241	1,515,334
Current portion of deferred revenue	5,000	244,081
Total current liabilities	3,277,615	3,094,240

WARRANT LIABILITY	37,802	61,808

NOTES PAYABLE – RELATED PARTIES - net	6,715,102	6,698,386

OTHER LONG-TERM LIABILITIES	386,900	443,623

TOTAL LIABILITIES	10,417,419	10,298,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common Stock — par value $.01 per share; 60,000,000 authorized; 8,507,374 issued and outstanding on March 31, 2013 and December 31, 2012, respectively	85,074	85,074
Additional paid-in capital	38,746,486	38,679,627
Accumulated deficit	(47,524,850)	(46,472,056)
TOTAL STOCKHOLDERS’ DEFICIT	(8,693,290)	(7,707,355)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,724,129	$2,590,702

See accompanying notes to unaudited condensed consolidated financial statements.

LUCID, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012

REVENUES	$1,058,610	$317,809

OPERATING EXPENSES:
Cost of revenue	748,397	495,297
General and administrative	450,188	1,388,400
Sales and marketing	338,789	709,937
Engineering, research and development	454,825	776,897
Total operating expenses	1,992,199	3,370,531

LOSS FROM OPERATIONS	(933,589)	(3,052,722)

OTHER EXPENSES:
Interest expense	(137,812)	(65,311)
Loss on extinguishment of debt	—	(306,778)
Fair value adjustment of warrants	24,006	47,258
Other	(5,400)	(3,091)

NET LOSS	$(1,052,795)	$(3,380,644)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.13)	$(0.43)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,384,708	7,792,221

See accompanying notes to unaudited condensed consolidated financial statements.

LUCID, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,052,795)	$(3,380,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,748	13,047
Stock-based compensation	66,959	655,726
Fair value adjustment of warrants	(24,006)	(47,258)
Loss on extinguishment of debt	—	306,778
Accretion of debt discount	16,716	104,228
Change in:
Accounts receivable	223,841	157,196
Inventories	172,704	78,352
Prepaid expenses and other current assets	(116,238)	(70,333)
Other assets	—	(15,163)
Accounts payable	71,299	(169,707)
Accrued expenses and other current liabilities	363,907	(121,159)
Other liabilities	(295,804)	165,450
Net cash used in operating activities	(564,669)	(2,323,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,650)	(93,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(12,750)	(975,050)
Issuance of common units	—	20,257
Issuance of common stock	—	2,640
Net cash used in financing activities	(12,750)	(952,153)

NET DECREASE IN CASH	(593,069)	(3,369,005)

CASH – Beginning of period	926,447	4,896,141

CASH – End of period	$333,378	$1,527,136

SUPPLEMENTAL CASH FLOW DATA – Cash paid for interest	$—	$46,962

See accompanying notes to unaudited condensed consolidated financial statements.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Lucid, Inc. operating as Caliber Imaging & Diagnostics, Inc., or Caliber I.D., (the "Company" or “Lucid”), is a medical device company that designs, manufactures and sells non-invasive cellular imaging devices that assist physicians in the early detection of disease. The Company sells its products in the United States and numerous foreign countries and is headquartered in Rochester, New York.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The year-end balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for any subsequent period or for the entire fiscal year ending December 31, 2013.

Certain immaterial reclassification adjustments have been made to the prior year financial statements to reclassify certain operating costs from General and administrative to Cost of revenue, Sales and marketing, and Engineering, research and development in the accompanying condensed consolidated statements of operations to conform to the current year presentation.

As a cost-saving measure, in January 2013, the Company dissolved its wholly-owned subsidiary Lucid International, Inc. The dissolution of Lucid International, Inc. is not expected to have any significant impact on the Company’s financial position or results of operations.

2. LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses of approximately $1.1 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. In addition, the Company had a stockholders’ deficit balance of approximately $8.7 million at March 31, 2013 and $7.7 million at December 31, 2012. Furthermore, the Company's current forecast for fiscal 2013 projects a significant net loss, and projects a need to raise additional capital to fund its operations in 2013 and beyond. The Company continues to explore strategic alternatives to finance its business plan, including but not limited to, private equity or debt financings or other sources, such as strategic partnerships. The Company is also focusing on increasing sales of its products to generate cash flows to fund its operations.

In May 2013, the Company reached an agreement to borrow $5.0 million from an affiliate of the Company under a Subsequent Term Note. See Note 6 – Note Payable – Related Parties for additional information. Proceeds from this note will be used for working capital requirements and for repaying scheduled principal payments on promissory notes and other long-term liabilities. If the Company does not close on the proceeds from this note, the Company will likely need to cease operations.

Assuming the Company closes on the Subsequent Term Note, it will then need to raise additional capital in the fourth quarter of 2013 and beyond, and such capital may not be available at that time or on favorable terms, if at all. The Company may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and operations may need to downsized or halted.

There can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no material changes to the summary of significant accounting policies disclosed in Note 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Fair Value Measurements — The Company considers warrants that are not indexed to the Company’s own stock to be classified as Level 3 in the fair value hierarchy. Level 3 valuations are based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. During the three months ended March 31, 2013 and 2012, the Company did not grant any warrants not indexed to the Company’s own stock. The following table presents the change in Level 3 liabilities:

	Three Months Ended
	March 31,
	2013	2012

Balance at January 1	$61,808	$687,580
Fair value adjustment	(24,006)	(47,258)
Balance at March 31	$37,802	$640,322

The fair value of these warrants was derived using the Black-Scholes pricing model.  The most significant input to the model is the Company’s stock price, which the Company estimated to be $1.25 and $3.35 at March 31, 2013 and 2012, respectively; however, a 1% increase or decrease in this input would not result in a material change in estimate.

The Company’s financial instruments consist principally of accounts receivable, accounts payable and debt. The Company classifies its outstanding debt as Level 2 in the fair value hierarchy and estimated that its carrying value approximated fair value as of March 31, 2013. This estimate is based on acceptable valuation methodologies which use market data of similarly sized and situated debt issuers.

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

4. INVENTORIES

        The components of inventories are as follows at:

	March 31, 2013	December 31, 2012
Raw materials	$579,016	$659,149
Finished goods	241,455	334,026
Offsite demo equipment	96,566	96,566
Less inventory reserve	(163,505)	(163,505)
	$753,532	$926,236

Offsite demo equipment represents the cost of products physically located at customer locations, during an orientation period for which the Company retains title. As such, no depreciation expense has been recorded on these units. The inventory reserve at March 31, 2013 includes amounts necessary to adjust the Company’s inventory and offsite demo equipment to net realizable value following the Company’s release of newly redesigned products in 2012.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2013	December 31, 2012
Compensation and benefits	$565,267	$635,039
Interest	386,541	265,719
Product warranty liability	281,000	263,000
Customer deposits	237,434	79,384
Insurance	66,211	—
Rent	42,994	39,674
Professional fees	13,900	21,388
Other	285,894	211,130
	$1,879,241	$1,515,334

In 2012, the Company and certain officers of the Company mutually agreed to terminate their employment relationships (See Note 8 - Reduction in Force).  At March 31, 2013, $0.4 million was included in “ Compensation and benefits” in the table above for the current portion of these liabilities.

Customer deposits represent advances paid to the Company by customers for the purchase of equipment.

6. NOTE PAYABLE—RELATED PARTIES

In July 2012, the Company borrowed $7.0 million from an affiliate of the Company pursuant to a Loan and Security Agreement (the “2012 Term Loan”). The 2012 Term Loan refinanced a previous loan and matures in July 2017. The Company may prepay the 2012 Term Loan at any time, subject to certain notice requirements. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014, and is secured by all of the Company’s assets. In connection with the closing of the 2012 Term Loan, the Company issued 167,164 shares of the Company’s common stock to the affiliate. The Company allocated the debt proceeds between the debt and common stock based on the relative fair value of each financial instrument, resulting in a debt discount of $0.3 million which was amortized to interest expense over the term of 2012 Term Loan.

The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. At March 31, 2013 the Company was in compliance with all covenants. The 2012 Term Loan also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable.

In May 2013, the Company reached an agreement to borrow $ 5.0 million from an affiliate of the Company under a Subsequent Term Note (the “2013 Term Loan”). The 2013 Term Loan will mature in November 2014 and may be prepaid at any time. The 2013 Term Loan will bear interest at a rate of 7% per annum, payable upon maturity and will be secured by all of the Company’s assets. The 2013 Term Loan will include cross default provisions with the existing 2012 Term Loan. If the Company does not close on the proceeds from this note, the Company will likely need to cease operations.

7. DEBT

As of March 31, 2013 and December 31, 2012, promissory notes outstanding totaled $0.4 million and $0.4 million, respectively, on two notes which do not accrue interest. As of March 31, 2013, the principal of the first note of $0.3 million was classified as a current liability because it matures in 2013, and the principal of the second note of $0.1 million was classified as current because in January 2013 the Company did not make a mandatory payment resulting in the promissory note becoming immediately callable by the creditor and, therefore, classified the note as a current liability on the accompanying condensed consolidated balance sheets.

8. REDUCTION IN FORCE

In 2012, the Company implemented restructuring plans resulting in force reductions to streamline the Company’s infrastructure and lower overall operating expenses.  In addition, in January, June, and September 2012, the Company and certain officers of the Company mutually agreed to terminate their employment relationships.  As a result of these reductions in force, the Company recognized expenses of $0 and approximately $0.3 million during the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, approximately $0.8 million was accrued for these liabilities, of which approximately $0.4 million was long-term in nature to be paid in installments through the first quarter of 2016 and was recorded as “Other Long-Term Liabilities” on the Company’s accompanying condensed consolidated balance sheets.

9. NET LOSS PER COMMON SHARE DATA

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share, as well as a reconciliation of the numerator and denominator used in the computation:

	Three months ended March 31,
	2013	2012
Net loss	$(1,052,795)	$(3,380,644)

Denominator:
Weighted-average common shares outstanding	8,384,708	7,792,221
Basic and diluted net loss per common share	$(0.13)	$(0.43)

The following equivalent shares were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive:

	Three months ended March 31,
	2013	2012
Options to purchase common stock	685,000	1,895,274
Warrants	1,981,661	2,215,680
Restricted stock	122,667	122,667

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

	Three months Ended March 31,
	2013		2012
	Product Sales	Percent	Product Sales	Percent
	(in millions)		(in millions)
North America	$0.4	39%	$0.1	39%
Europe	0.4	37%	0.2	61%
Asia	0.3	24%	—	—
Total	$1.1	100%	$0.3	100%

11. SUBSEQUENT EVENTS

We have evaluated subsequent events after the balance sheet date through the date of filing of these consolidated financial statements with the Securities and Exchange Commission for appropriate accounting and disclosure and concluded that there were no subsequent events requiring adjustment or disclosure in these consolidated financial statements, other than those discussed below.

In May 2013, the Company reached an agreement to borrow $5.0 million from an affiliate of the Company under a Subsequent Term Note. See Note 6 - Note Payable - Related Parties for additional information. The 2013 Term Loan will mature in November 2014 and may be prepaid at any time. The 2013 Term Loan will bear interest at a rate of 7% per annum, payable upon maturity and will be secured by all of the Company’s assets. The 2013 Term Loan will include cross default provisions with the existing 2012 Term Loan. If the Company does not close on the proceeds from this note, the Company will likely need to cease operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties including information with respect to our plans and strategy for our business and related financing, thereof, contain forward-looking statements that involve risks, uncertainties and assumptions. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include but are not limited to statements under the captions “Business”, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Quarterly Report on Form 10-Q. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our securities could decline and you could lose all or a part of the value of your shares of our securities. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Quarterly Report on Form 10-Q. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.

Unless the context otherwise indicates, references in this report to the terms “Lucid”, “the Company”, “we,” “our” and “us” refer to Lucid, Inc. operating as Caliber Imaging & Diagnostics, Inc., or Caliber I.D., and its subsidiary if pertaining to the period before January 29, 2013.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our expectations as to our plans and strategy for our business, future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q.

Overview

We are a medical device company that designs, manufactures and sells non-invasive cellular imaging devices enabling physicians to image and diagnose skin disease in real time without a biopsy versus an invasive or surgical biopsy. Devices using our Rapid Cell ID technology allow physicians to detect and diagnose skin disease, including basal cell carcinoma, melanoma, and inflammatory and pigmentary disorders. Rapid Cell ID technology offers physicians the option to non-invasively diagnose, monitor and follow-up the non-invasive treatment of basal cell carcinoma, and includes the capacity to visualize the margins of the disease prior to surgery, improving patient outcomes. We have developed an integrated platform of tools, including the VivaScope® 1500, VivaScope® 2500 and VivaScope® 3000 Rapid Cell ID Imagers along with our telepathology service that can be used by doctors, surgeons, and research laboratories. Our tools are already in use by doctors and researchers in major academic hospitals as well as at pharmaceutical and large cosmetic companies.

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

We have devoted substantially all of our resources to the development of our Rapid Cell ID technology and telepathology service, which expenses have included research and development, conducting clinical investigations for our product candidates, protecting our intellectual property and the general and administrative support of these operations. While we have generated revenue through product sales, we have funded our operations largely through an initial public equity offering and multiple rounds of private debt and equity financings. We have never been profitable and we reported net losses of approximately $1.1 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had an accumulated stockholders’ deficit of approximately $8.7 million. We expect to incur operating losses for the foreseeable future as we invest substantial resources to promote the commercialization, and attempt to achieve widespread adoption, of our products. We will need to raise additional capital in the fourth quarter of 2013 and beyond. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses and sales and marketing expenses will increase along with general and administrative costs, as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

Our revenues primarily consist of the sale of our products and services, primarily VivaScopes, as well as an immaterial amount of revenue from maintenance and support services. We recognize product revenue when evidence of an agreement exists, title has passed (generally upon shipment) or services have been rendered. When product sales do not include installation or training, such as for all distributor sales and many direct sales, revenue is recognized upon shipment. Certain direct sales contracts require installation at the customer's location prior to acceptance. As such, revenue recognition on these contracts is delayed until all aspects of delivery, including installation, are complete. In addition, should the contract include training, revenue recognition is delayed until training is complete.

Our Rapid Cell ID technology platform includes:

•	In-Vivo Confocal Imagers. The VivaScope 1500 and the VivaScope 3000 (handheld device) confocal systems are cleared with a FDA 510(k) to acquire, store, retrieve, display and transfer in-vivo images of tissue, including blood collagen and pigment, in exposed unstained epithelium and the supporting stroma for review by physicians to assist in forming a clinical judgment. We designed our VivaScope System to support the capture of: (i) clinical images of the patient; (ii) images of the patient’s lesions; and (iii) confocal images of the patient’s lesions that can be evaluated at the point of care or transmitted over our HIPAA compliant telepathology network to a pathologist.

•	Ex-Vivo Confocal Imagers. The VivaScope 2500 produces electro-optically enlarged images of unstained and unsectioned excised surgical tissue for medical purposes. The VivaScope 2500 is a Class I medical device and is exempt from FDA 510(k). We are developing the VivaScope 2500 confocal imager for the rapid imaging of tissue that has been surgically excised from the body. We expect these devices, which are intended to require little or no tissue preparation to render images similar to those obtained using traditional histology techniques will streamline the practice of conventional laboratory pathology for excised tissue analysis.

•	Telepathology. Our telepathology server is a Digital Imaging and Communications in Medicine (DICOM) standard compliant medical grade image server. The DICOM standard, established and in use since 1993, is a global technology standard for all aspects of the communication of medical images and is used in virtually all hospitals world-wide, ensuring that every hospital and medical imaging center is a potential customer. Our telepathology server is registered with the FDA as a Class I medical image device, which categorizes it as a radiology diagnostic device, for the storage, transfer and retrieval of images between physicians and diagnostic readers, typically pathologists.

During the first quarter of 2012, we began a program to enhance the functionality of our existing In-Vivo Confocal Imagers (the “2012 Enhancement Program”) which was substantially completed by September 30, 2012. During the 2012 Enhancement Program we redesigned many optical and electrical components within our in-vivo confocal imagers to increase speed and functionality. Our redesigned products generate images of the highest level of optical quality with greater reliability and repeatability. We have also improved the user interface with a touch-screen monitor and an ergonomic redesign of the handheld device. During the 2012 Enhancement Program, sales of our existing products slowed, as our customers waited to place orders for the redesigned products.

We are an “emerging growth company”, or “EGC” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, from which we are currently exempt as a smaller reporting company, and stockholder approval of any golden parachute payments not previously approved in connection with a transaction resulting in a change of control. We expect to take advantage these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and the stock price may be more volatile.

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

Results of Operations

Three Month Periods Ended March 31, 2013 and 2012

We reported a consolidated net loss of $1.1 million or $(0.13) per share for the period ended March 31, 2013 as compared to a consolidated net loss of $3.4 million or $(0.43) per share for the period ended March 31, 2012. Decreased net losses for the three months ended March 31, 2013 resulted from increased sales and an overall decrease in operating expenses as compared to the three months ended March 31, 2012.

The following presents a more detailed discussion of our consolidated operating results:

Revenues.    For the period ended March 31, 2013 and 2012, we recorded sales of our products of $1.1 million and $0.3 million, respectively. The increase was primarily attributed to increases in sales of $0.3 million in North America, $0.2 million in Europe and $0.3 million in Asia. During 2012, we began a significant enhancement program to increase the speed and functionality of our VivaScope confocal imagers which was substantially completed by September 30, 2012. We believe that sales of our existing products were negatively impacted for the first three quarters of 2012 primarily because we informed our key distributors at the end of 2011 about the 2012 Enhancement Program. At March 31, 2013, a majority of our payables were past due resulting in a number of vendors putting the Company on credit hold which may adversely impact the results of our second quarter.

Percentages of total sales by geographic region are as follows:

	Three Months Ended March 31,
	2013		2012
	Product Sales	Percent	Product Sales	Percent
	(in millions)		(in millions)
North America	$0.4	39%	$0.1	39%
Europe	0.4	37%	0.2	61%
Asia	0.3	24%
Total	$1.1	100%	$0.3	100%

Cost of revenue.    For the period ended March 31, 2013 and 2012, we incurred cost of revenue of $0.7 million and $0.5 million, respectively. As a percentage of product sales, cost of revenue was 71% and 156% for the periods ended March 31, 2013 and 2012, respectively. The increase in absolute dollars of cost of sales reflects a significant increase in sales compared to the period ended March 31, 2012. Increases in warranty repairs as well as charges to increase our warranty reserves during the period ended March 31, 2013 also increased cost of revenue as compared to the comparable period of the prior year.

General and administrative expenses.    General and administrative expenses consist primarily of salaries and benefits, professional fees, including those associated with being a public company, occupancy costs for our facilities, insurance costs and general corporate expenses. For the period ended March 31, 2013, general and administrative expenses totaled $0.5 million, a decrease of $0.9 million from the same period last year. The decrease resulted primarily from a $0.3 million decrease in stock based compensation costs, a $0.3 million decrease in legal and accounting fees, and a $0.3 million decrease in severance costs.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of salaries and benefits and general marketing expenses. For the period ended March 31, 2013, sales and marketing expenses totaled $0.4 million, a decrease of $0.3 from the same period in the prior year. The decrease in sales and marketing expenses primarily resulted from a decrease of $0.2 million in expenses related to physician education, reimbursement consulting and marketing support as well as a decrease in stock based compensation expenses of $0.1 million.

Engineering, research and development expenses.    Engineering, research and development expenses consist primarily of salaries and benefits and material costs used in the development of new products and product improvements. For the period ended March 31, 2013, engineering, research and development expenses totaled $0.5 million, a decrease of $0.3 million from the same period in the prior year. The decrease in engineering, research and development expenses primarily resulted from a $0.2 million decrease in stock-based compensation charges and a $0.1 million decrease in severance costs.

Interest expense.    Interest expense increased $73,000 from $65,000 for the period ended March 31, 2012 to $138,000 for the period ended March 31, 2013. The increase in interest expense was a result of the accrual of interest associated with the 2012 Term Loan.

Fair value adjustment of warrants expense.    For the period ended March 31, 2013 and 2012, we recognized income of $24,000 and $47,000 in income, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock.

Liquidity and Capital Resources

As of March 31, 2013, we had $1.6 million in current assets and $3.3 million in current liabilities, resulting in a working capital deficit of $1.7 million. As of December 31, 2012, we had $2.5 million in current assets and $3.1 million in current liabilities, respectively, resulting in a working capital deficit of $0.6 million. Our working capital decreased during the three months ended March 31, 2013 primarily as a result of the net operating loss during the period. Our current assets consist of cash, accounts receivable, inventories, prepaid expenses and other. Our current liabilities consist of the current portion of our long-term debt, accounts payable, accrued expenses, and deferred revenue.

We anticipate that we will continue to generate losses for at least the next year as we develop and expand our product offerings and seek to commercialize our products and expand our corporate infrastructure. In May 2013, the Company reached an agreement to borrow $5.0 million from an affiliate of the Company under a Subsequent Term Note. Assuming the Company closes on the Subsequent Term Note, we will then need additional capital to fund our operations in the fourth quarter of 2013 and beyond. If the Company does not close on the proceeds from this note, the Company will likely need to cease operations.

We will require significant amounts of additional capital, and such capital may not be available when we need it on terms that we find favorable, if at all. We may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations. Prevailing market conditions may not allow for such a fundraising or new investors may not be prepared to purchase our securities at prices that are greater than the purchase price of shares sold in our initial public offering.

Because of the numerous risks and uncertainties associated with research, development and commercialization of medical devices, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of development and growth of our VivaScope business;

•	the cost of commercialization activities of our products, and of our future product candidates, including marketing, sales and distribution costs;

•	the number and characteristics of any future product candidates we pursue or acquire;

•	the scope, progress, results and costs of researching and developing our future product candidates, and conducting clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our future product candidates;

•	the cost of manufacturing our existing VivaScope products and maintaining our telepathology server, as well as such costs associated with any future product candidates we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

Summary of Cash Flows

	For the three months ended March 31,
	2013	2012
Operating activities	$(564,669)	$(2,323,487)
Investing activities	(15,650)	(93,365)
Financing activities	(12,750)	(952,153)
Net (decrease) in cash and cash equivalents	(593,069)	(3,369,005)

Net cash used in operating activities.    Cash used in operating activities was $0.6 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash used in operating activities resulted from the decrease in net loss of $2.3 million, partially offset by a $1.0 million decrease in non-cash items including $0.6 million in stock based compensation and $0.3 million in loss on extinguishment of debt. Also offsetting the decrease in net loss is a decrease of $0.5 million in other liabilities relating to the decrease in severance liabilities over the period ended March 31, 2012.

Net cash used in investing activities.    Cash used in investing activities was $16,000 and $0.1 million for the three months ended March 31, 2013 and 2012, respectively, and represents the purchases of fixed assets during these periods.

Net cash used in financing activities.    Cash used in financing activities was $13,000 for the three months ended March 31, 2013 due to the repayments made on promissory notes outstanding. Cash used in financing activities was $1.0 million for the three months ended March 31, 2012 primarily due to payments on the Company’s 2011 Credit Facility and a final cash payment of $0.6 million of principal to certain holders of the 2010/2011 Convertible Debt Offering that did not convert to equity at the close of our IPO.

Term Loans. In July 2012, we borrowed $7.0 million from an affiliate pursuant to a Loan and Security Agreement (the “2012 Term Loan”), which refinanced a previous loan in the amount of $3.0 million. The 2012 Term Loan matures in July 2017 although we may prepay the note at any time, subject to certain notice requirements. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014 and is secured by all of the Company’s assets.

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

In May 2013, the Company reached an agreement to borrow $5.0 million from an affiliate of the Company under a Subsequent Term Note (the “2013 Term Loan”). The 2013 Term Loan will mature in November 2014 and may be prepaid at any time. The 2013 Term Loan will bear interest at a rate of 7% per annum, payable upon maturity and will be secured by all of the Company’s assets. The 2013 Term Loan will include cross default provisions with the existing 2012 Term Loan. If the Company does not close on the proceeds from this note, the Company will likely need to cease operations.

Promissory Notes.    As of March 31, 2013 and December 31, 2012, promissory notes outstanding totaled $0.4 and $0.4 million, respectively, on two notes which do not accrue interest. As of March 31, 2013, the principal of the first note of $0.3 million was classified as a current liability because it matures in 2013, and the principal of the second note of $0.1 million was classified as current because in January 2013 the Company did not make a mandatory payment resulting in the promissory note becoming immediately callable by the creditor and, therefore, classified the note as a current liability on the accompanying condensed consolidated balance sheet.

Trade Payables and Receivables.    As of March 31, 2013 and December 31, 2012, we had approximately $0.1 million and $0.2 million, respectively, of accounts payable which were aged over 180 days. At March 31, 2013, a majority of our payables were past due resulting in a number of vendors putting the Company on credit hold which may adversely impact the results of our second quarter. Management has reached agreements with certain of these vendors to pay overdue amounts over time. Generally, the terms for our trade payables are 30 days from the date of receipt. Certain vendors require partial or full prepayment, especially for parts unique to Lucid orders.

As of March 31, 2013 and December 31, 2012, we had accounts receivable of approximately $0.3 and $0.6 million, respectively. We generally request 50% prepayment from all customers, with the balance due 30 days after shipment, although in certain circumstances we require the full balance prior to shipment. Amounts collected prior to the recognition of revenue are recognized as customer deposits and are included in "accrued expenses and other current liabilities."

Warrants. At March 31, 2013, we had 1,981,661 warrants outstanding at a weighted average exercise price of $5.75. These warrants were issued primarily with historical convertible debt offerings, as well as in the common units sold in our recent initial public offering.

Stock Options. At March 31, 2013, we had 685,000 stock options outstanding at a weighted average exercise price of $3.15. In May 2013, we granted to employees, officers, directors, and a consultant a total of 2,716,000 stock options under our 2010 Long-Term Equity Incentive Plan and our 2012 Stock Option and Incentive Plan, reducing the total number of shares available for issuance upon the grant or exercise of awards to 700,500. As of the date of this report, we had a total of 3,341,000 stock options outstanding.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2013 and as of the date of this report.

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

Critical Accounting Policies and Estimates

During the quarter ended March 31, 2013, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a more complete discussion of our estimates and critical accounting policies.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of March 31, 2013 were not fully effective for the items below in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The senior management team and other key personnel perform monitoring and other key control activities to ensure the accuracy of the Company’s filings; however, these procedures are not fully documented or tested in a manner that supports a conclusion that these procedures are designed and operating effectively. Management intends to remediate these material weaknesses as soon as practicable after the Company’s financial position improves.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of March 31, 2013, the Company determined that that there were control deficiencies that constituted the following material weaknesses:

•	The Company has limited documentation of significant accounting policies, internal controls, management’s estimates and judgments and assessment of recent accounting pronouncements.

•	The Company’s accounting department does not have sufficient personnel and resources, to test and implement effective procedures that support the accurate and timely reporting of our financial results.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

There were no material changes to the risk factors disclosed in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations)).

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

The Company has prepared a presentation about the current and future state of the Company to present to potential investors, as well as current shareholders of the Company. A copy of this presentation is attached hereto as Exhibit 99.1.

In May 2013, the Company reached an agreement to borrow $5.0 million from an affiliate of the Company under a Subsequent Term Note. The executed Subsequent Term Note is attached hereto as Exhibit 10.1. The corresponding Intercreditor and Participation Agreement is attached hereto as Exhibit 10.2.

Item 6.         Exhibits

*10.1	Subsequent Term Note, by and between the Company and Northeast LCD Capital, LLC dated May 20, 2013

*10.2	Intercreditor and Participation Agreement, by and between the Company and Northeast LCD Capital, LLC dated May 20, 2013

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**99.1	2013 Spring Investor Presentation

††101	The following material from Lucid Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

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

Date: May 20, 2013

