Form 10-Q
period 2013-06-30
LUCID INC
filed 2013-08-09
CIK 752902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 1, 2013, 8,507,374 shares of Registrant’s common stock were outstanding.

LUCID, INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2013

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

LUCID, INC.

UNAUDITED CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,922,421	$926,447
Accounts receivable	57,129	559,336
Inventories – net	625,222	926,236
Prepaid expenses and other current assets	143,158	49,155
Total current assets	4,747,930	2,461,174

PROPERTY AND EQUIPMENT – net	95,786	107,409

DEFERRED FINANCING COSTS – net	5,439	6,128

OTHER ASSETS	15,892	15,991

TOTAL ASSETS	$4,865,047	$2,590,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt – net	$54,833	$379,311
Accounts payable	553,271	955,514
Accrued expenses and other current liabilities	2,304,339	1,515,334
Current portion of deferred revenue	25,000	244,081
Total current liabilities	2,937,443	3,094,240

WARRANT LIABILITY	26,377	61,808

NOTES PAYABLE – RELATED PARTIES – net	11,731,818	6,698,386

OTHER LONG-TERM LIABILITIES	77,967	443,623
TOTAL LIABILITIES	14,773,605	10,298,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock — par value $.01 per share; 60,000,000 authorized; 8,507,374 issued and outstanding on June 30, 2013 and December 31, 2012.	85,074	85,074
Additional paid-in capital	38,803,246	38,679,627
Accumulated deficit	(48,796,878)	(46,472,056)
TOTAL STOCKHOLDERS’ DEFICIT	(9,908,558)	(7,707,355)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,865,047	$2,590,702

See accompanying notes to unaudited condensed financial statements.

LUCID, INC.
 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUES	$515,814	$571,749	$1,574,424	$889,558

OPERATING EXPENSES:
Cost of revenue	583,544	611,649	1,331,941	1,106,946
General and administrative	430,773	1,176,185	880,961	2,564,586
Sales and marketing	345,713	332,097	684,502	1,042,034
Engineering, research and development	340,023	1,103,691	794,848	1,880,589
Total operating expenses	1,700,053	3,223,622	3,692,252	6,594,155

LOSS FROM OPERATIONS	(1,184,239)	(2,651,873)	(2,117,828)	(5,704,597)

OTHER EXPENSES:
Interest expense	(178,319)	(51,294)	(316,131)	(116,605)
Gain (loss) on extinguishment of debt	80,706	(59,506)	80,706	(366,284)
Fair value adjustment of warrants	11,425	424,871	35,431	472,129
Other	(1,600)	(736)	(7,000)	(3,825)

NET LOSS	$(1,272,027)	$(2,338,538)	$(2,324,822)	$(5,719,182)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.15)	$(0.30)	$(0.28)	$(0.73)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,384,708	7,821,058	8,384,708	7,806,241

See accompanying notes to unaudited condensed financial statements.

LUCID, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,324,822)	$(5,719,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,469	23,141
Stock-based compensation	123,719	1,023,488
Fair value adjustment of warrants	(35,431)	(472,130)
(Gain) loss on extinguishment of debt	(80,706)	366,284
Accretion of debt discount	33,433	105,927
Change in:
Accounts receivable	502,207	85,233
Inventories	301,014	388,362
Prepaid expenses and other current assets	(94,003)	(33,127)
Other assets	—	(3,163)
Accounts payable	(402,243)	192,633
Accrued expenses and other current liabilities	789,005	117,204
Other liabilities and deferred revenue	(584,737)	295,322
Net cash used in operating activities	(1,755,095)	(3,630,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,158)	(75,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on note payable – related parties	5,000,000	2,340,793
Repayments of debt	(243,773)	(3,346,279)
Loan acquisition costs	—	(62,034)
Issuance of common units	—	20,257
Issuance of common stock	—	2,640
Net cash provided by (used in) financing activities	4,756,227	(1,044,623)

NET INCREASE (DECREASE) IN CASH	2,995,974	(4,750,406)

CASH – Beginning of period	926,447	4,896,141

CASH – End of period	$3,922,421	$145,735

SUPPLEMENTAL CASH FLOW DATA – Cash paid for interest	$—	$62,939

See accompanying notes to unaudited condensed financial statements.

LUCID, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Lucid, Inc., operating as Caliber Imaging & Diagnostics, Inc., or Caliber I.D., (the “Company” or “Lucid”), is a medical device company that designs, manufactures and sells non-invasive cellular imaging devices that assist physicians in the early detection of disease. The Company sells its products in the United States and numerous foreign countries and is headquartered in Rochester, New York.

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The year-end balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results for any subsequent period or for the entire fiscal year ending December 31, 2013.

Certain immaterial reclassification adjustments have been made to the prior year financial statements to reclassify certain operating costs from General and administrative to Cost of revenue, Sales and marketing, and Engineering, research and development in the accompanying condensed statements of operations to conform to the current year presentation.

As a cost-saving measure, in January 2013, the Company dissolved its wholly-owned subsidiary Lucid International, Inc. The dissolution of Lucid International, Inc. did not have a significant impact on the Company’s financial position or results of operations. All information regarding the Unaudited Condensed Financial Statements prior to January 2013 were presented on a consolidated basis.

2.	LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses of approximately $2.3 million and $5.7 million for the six months ended June 30, 2013 and 2012, respectively. In addition, the Company had a stockholders’ deficit balance of approximately $9.9 million at June 30, 2013 and $7.7 million at December 31, 2012. Furthermore, the Company’s current forecast for fiscal 2013 projects a significant net loss and projects a need to raise additional capital to fund operations beyond 2013. The Company continues to explore strategic alternatives to finance its business plan, including but not limited to, private equity or debt financings or other sources, such as strategic partnerships. The Company is also focusing on increasing sales of its products to generate cash flows to fund its operations.

In May 2013, the Company borrowed $5.0 million from an affiliate of the Company under a Subsequent Term Note. See Note 6 – Note Payable – Related Parties for additional information. Proceeds from this note will be used for working capital requirements and for repaying other long-term liabilities.

The Company will need to raise additional capital in the fourth quarter of 2013 and beyond, and such capital may not be available at that time or on favorable terms, if at all. The Company may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and operations may need to be downsized or halted.

There can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no material changes to the summary of significant accounting policies disclosed in Note 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Fair Value Measurements — The Company considers warrants that are not indexed to the Company’s own stock to be classified as Level 3 in the fair value hierarchy. Level 3 valuations are based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. During the three and six months ended June 30, 2013 and 2012, the Company did not grant any warrants not indexed to the Company’s own stock. The following table presents the change in Level 3 liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$37,802	$640,322	$61,808	$687,580
Fair value adjustment	(11,425)	(424,871)	(35,431)	(472,129)
Balance at end of period	$26,377	$215,451	$26,377	$215,451

The fair value of these warrants was derived using the Black-Scholes pricing model.  The most significant input to the model is the Company’s stock price, which was $1.20 and $1.99 at June 30, 2013 and 2012, respectively.

The Company’s financial instruments consist principally of accounts receivable, accounts payable and debt. The Company classifies its outstanding debt as Level 2 in the fair value hierarchy and estimated that its carrying value approximated fair value as of June 30, 2013. This estimate is based on acceptable valuation methodologies which use market data of similarly sized and situated debt issuers.

Recently Issued Accounting Standards — In the normal course of business, the Company evaluates all new accounting standards issued by the Financial Accounting Standards Board, Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants and other authoritative accounting bodies to determine the potential impact they may have on the Company’s financial statements. Based upon this review, management does not expect any of the recently issued accounting standards to have a material impact on the Company’s financial statements.

4.	INVENTORIES - NET

The components of inventories are as follows at:

	June 30, 2013	December 31, 2012
Raw materials	$506,174	$659,149
Finished goods	217,030	334,026
Offsite demo equipment	96,566	96,566
Less inventory reserve	(194,548)	(163,505)
	$625,222	$926,236

Offsite demo equipment represents the cost of products physically located at customer locations, during an orientation period for which the Company retains title. As such, no depreciation expense has been recorded on these units. The inventory reserve at June 30, 2013 includes amounts necessary to adjust the Company’s inventory and offsite demo equipment to net realizable value following the Company’s release of newly redesigned products in 2012.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2013	December 31, 2012
Compensation and benefits	$885,931	$635,039
Interest	548,020	265,719
Product warranty liability	384,126	263,000
Customer deposits	125,539	79,384
Rent	42,565	39,674
Professional fees	34,000	21,388
Insurance	32,322	—
Other	251,836	211,130
	$2,304,339	$1,515,334

In 2012, the Company and certain officers of the Company mutually agreed to terminate their employment relationships (See Note 8 - Reduction in Force).  At June 30, 2013, $0.7 million was included in “Compensation and benefits” in the table above for the current portion of these liabilities.

Customer deposits represent advances paid to the Company by customers for the purchase of equipment.

6.	NOTE PAYABLE—RELATED PARTIES

In July 2012, the Company borrowed $7.0 million from an affiliate of the Company pursuant to a Loan and Security Agreement (the “2012 Term Loan”). The 2012 Term Loan refinanced a previous loan and matures in July 2017. The Company may prepay the 2012 Term Loan at any time, subject to certain notice requirements. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014, and is secured by all of the Company’s assets. The Company had recorded accrued interest of $0.5 million and $0.3 million at June 30, 2013 and December 31, 2012, respectively, in connection with the 2012 Term Loan. In connection with the closing of the 2012 Term Loan, the Company issued 167,164 shares of the Company’s common stock to the affiliate. The Company allocated the debt proceeds between the debt and common stock based on the relative fair value of each financial instrument, resulting in a debt discount of $0.3 million which is being amortized to interest expense over the term of 2012 Term Loan.

The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. At June 30, 2013 the Company was in compliance with all covenants. The 2012 Term Loan also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable.

In May 2013, the Company borrowed an additional $5.0 million from the same affiliate of the Company under a Subsequent Term Note (the “2013 Term Loan”). The 2013 Term Loan matures in November 2014 and may be prepaid at any time. The 2013 Term Loan bears interest at a rate of 7% per annum, payable upon maturity and is secured by all of the Company’s assets. The Company had recorded accrued interest of approximately $39,000 at June 30, 2013 in connection with the 2013 Term Loan. The 2013 Term Loan includes cross default provisions with the existing 2012 Term Loan.

7.	DEBT

As of December 31, 2012, promissory notes outstanding totaled $0.4 million on two notes which do not accrue interest. In May 2013, the outstanding balance of one of the promissory notes was settled in full, resulting in a gain on extinguishment of debt of $0.1 million for the six months ended June 30, 2013.

As of June 30, 2013 the remaining promissory note totaled $0.1 million and was classified as a current liability as of June 30, 2013 on the accompanying condensed balance sheets.

8.	REDUCTION IN FORCE

In 2012, the Company implemented restructuring plans resulting in force reductions to streamline the Company’s infrastructure and lower overall operating expenses.  In addition, in January, June, and September 2012, the Company and certain officers of the Company mutually agreed to terminate their employment relationships.  As a result of these reductions in force, the Company recognized expenses of approximately $0.6 million during the six months ended June 30, 2012. No such charges were incurred during the six months ended June 30, 2013. At June 30, 2013, approximately $0.8 million was accrued for these liabilities which were recognized in 2012, of which approximately $0.1 million was long-term in nature to be paid in installments through the first quarter of 2016 and was recorded as “Other Long-Term Liabilities” on the Company’s accompanying condensed balance sheets.

9.	NET LOSS PER COMMON SHARE DATA

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share, as well as a reconciliation of the numerator and denominator used in the computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,272,027)	$(2,338,538)	$(2,324,822)	$(5,719,182)

Denominator:
Weighted-average common shares outstanding	8,384,708	7,821,058	8,384,708	7,806,241
Basic and diluted net loss per common share	$(0.15)	$(0.30)	$(0.28)	$(0.73)

The following equivalent shares were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive:

	Six months ended June 30,
	2013	2012

Options to purchase common stock	685,000	1,811,941
Warrants	1,981,661	2,215,680
Restricted stock	122,667	122,167
10.	SEGMENT INFORMATION

The Company operates in one reportable segment — as a medical device company that designs, manufactures and sells non-invasive cellular imaging devices that assist physicians in the early detection of disease. The Company’s chief operating decision maker reviews financial information for the Company as a whole for purposes of allocating resources and evaluating financial performance. Substantially all long-lived assets of the Company are in the United States. Sales for each significant geographical area are as follows:

	Three months Ended June 30,				Six months Ended June 30,
	2013		2012		2013		2012
	Product Sales	%	Product Sales	%	Product Sales	%	Product Sales	%
	(in millions)		(in millions)		(in millions)		(in millions)
North America	$0.1	27%	$0.1	14%	$0.5	28%	$0.2	26%
Europe	0.3	50%	0.1	23%	0.6	41%	0.3	37%
Asia	0.1	23%	0.2	36%	0.4	24%	0.2	20%
Latin America	—	0%	0.2	27%	0.1	7%	0.2	17%
Total	$0.5	100%	$0.6	100%	$1.6	100%	$0.9	100%
11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date through the date of filing of the Company’s financial statements with the Securities and Exchange Commission for appropriate accounting and disclosure and concluded that there were no subsequent events requiring adjustment or disclosure in the Company’s financial statements.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties including information with respect to our plans and strategy for our business and related financing, thereof, contain forward-looking statements that involve risks, uncertainties and assumptions. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include but are not limited to statements under the captions “Business”, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Quarterly Report on Form 10-Q. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” of our Form 10-K and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our securities could decline and you could lose all or a part of the value of your shares of our securities. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Quarterly Report on Form 10-Q. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.

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

Overview

We are a medical device company that designs, manufactures and sells non-invasive cellular imaging devices enabling physicians to image and diagnose skin disease in real time without an invasive or surgical biopsy. Devices using our Rapid Cell ID technology allow physicians to detect and diagnose skin disease, including basal cell carcinoma, melanoma, and inflammatory and pigmentary disorders. Rapid Cell ID technology offers physicians the option to non-invasively diagnose, monitor and follow-up the non-invasive treatment of basal cell carcinoma, and includes the capacity to visualize the margins of the disease prior to surgery, improving patient outcomes. We have developed an integrated platform of tools, including the VivaScope® 1500, VivaScope® 2500 and VivaScope® 3000 Rapid Cell ID Imagers along with our telepathology service that can be used by doctors, surgeons, and research laboratories. Our tools are already in use by doctors and researchers in major academic hospitals as well as at pharmaceutical and large cosmetic companies.

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

We have devoted substantially all of our resources to the development of our Rapid Cell ID technology and telepathology service, which expenses have included research and development, conducting clinical investigations for our product candidates, protecting our intellectual property and the general and administrative support of these operations. While we have generated revenue through product sales, we have funded our operations largely through an initial public equity offering and multiple rounds of private debt and equity financings. We have never been profitable and we reported net losses of approximately $2.3 million and $5.7 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had an accumulated stockholders’ deficit of approximately $9.9 million. We expect to incur operating losses for the foreseeable future as we invest substantial resources to promote the commercialization, and attempt to achieve widespread adoption, of our products. We will need to raise additional capital in the fourth quarter of 2013 and beyond. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses and sales and marketing expenses will increase along with general and administrative costs, as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

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

Our Rapid Cell ID technology platform includes:

●	In-Vivo Confocal Imagers. The VivaScope 1500 and the VivaScope 3000 (handheld device) confocal systems are cleared with a FDA 510(k) to acquire, store, retrieve, display and transfer in-vivo images of tissue, including blood collagen and pigment, in exposed unstained epithelium and the supporting stroma for review by physicians to assist in forming a clinical judgment. We designed our VivaScope System to support the capture of: (i) clinical images of the patient; (ii) images of the patient’s lesions; and (iii) confocal images of the patient’s lesions that can be evaluated at the point of care or transmitted over our HIPAA compliant telepathology network to a pathologist.
●	Ex-Vivo Confocal Imagers. The VivaScope 2500 produces electro-optically enlarged images of unstained and unsectioned excised surgical tissue for medical purposes. The VivaScope 2500 is a Class I medical device and is exempt from FDA 510(k). We are developing the VivaScope 2500 confocal imager for the rapid imaging of tissue that has been surgically excised from the body. We expect these devices, which are intended to require little or no tissue preparation to render images similar to those obtained using traditional histology techniques, will streamline the practice of conventional laboratory pathology for excised tissue analysis.
●	Telepathology. Our telepathology server is a Digital Imaging and Communications in Medicine (DICOM) standard compliant medical grade image server. The DICOM standard, established and in use since 1993, is a global technology standard for all aspects of the communication of medical images and is used in virtually all hospitals world-wide, ensuring that every hospital and medical imaging center is a potential customer. Our telepathology server is registered with the FDA as a Class I medical image device, which categorizes it as a radiology diagnostic device, for the storage, transfer and retrieval of images between physicians and diagnostic readers, typically pathologists.

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

Reimbursement

We have retained the services of a medical reimbursement firm, Scott Taylor & Associates, which has commenced discussions with the third party private payers in an effort to obtain positive coverage decisions and routine reimbursement.

A skin biopsy is typically performed by a dermatologist. We have designed our VivaScope and telepathology system to facilitate the detection of skin disease which we believe may over time make medical practices more productive by shifting physician procedures from surgical biopsies to excising lesions known to be cancerous as determined by confocal imaged optical biopsies.

The Company remains optimistic that it will ultimately receive third party private payer reimbursement, although the Company does not know what the timing of such reimbursement might be or if the reimbursement amount will be deemed adequate by the physicians and patients.

Emerging Growth Company Status

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

While we have not yet done so, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

We reported a net loss of $1.3 million or $(0.15) per share for the three month period ended June 30, 2013 as compared to a consolidated net loss of $2.3 million or $(0.30) per share for the three month period ended June 30, 2012. Decreased net losses for the three months ended June 30, 2013 resulted primarily from decreases in general and administrative costs as well as engineering, research and development expenses, partially offset by a decrease in income resulting from the fair value adjustment of warrants. We reported a net loss of $2.3 million or $(0.28) per share for the six month period ended June 30, 2013 as compared to a consolidated net loss of $5.7 million or $(0.73) per share for the six month period ended June 30, 2012. Decreased net losses for the six months ended June 30, 2013 resulted from increased sales and an overall decrease in operating expenses as compared to the six months ended June 30, 2012.

The following presents a more detailed discussion of our operating results:

Revenues.    For the three months ended June 30, 2013 and 2012, we recorded sales of our products of $0.5 million and $0.6 million, respectively. The decrease was primarily attributed to decreases in sales of $0.2 million in Latin America and $0.1 million in Asia, offset by an increase in sales of $0.2 million in Europe. For the six months ended June 30, 2013 and 2012, we recorded sales of our products of $1.6 million and $0.9 million, respectively. The increase was primarily attributed to increases in sales of $0.3 million in North America, $0.3 million in Europe and $0.2 million in Asia. During 2012, we began a significant enhancement program to increase the speed and functionality of our VivaScope confocal imagers which was substantially completed by September 30, 2012. We believe that sales of our existing products were negatively impacted for the first three quarters of 2012 primarily because we informed our key distributors at the end of 2011 about the 2012 Enhancement Program.

Percentages of total sales by geographic region are as follows:

	Three months Ended June 30,				Six months Ended June 30,
	2013		2012		2013		2012
	Product Sales	%	Product Sales	%	Product Sales	%	Product Sales	%
	(in millions)		(in millions)		(in millions)		(in millions)
North America	$0.1	27%	$0.1	14%	$0.5	28%	$0.2	26%
Europe	0.3	50%	0.1	23%	0.6	41%	0.3	37%
Asia	0.1	23%	0.2	36%	0.4	24%	0.2	20%
Latin America	—	0%	0.2	27%	0.1	7%	0.2	17%
Total	$0.5	100%	$0.6	100%	$1.6	100%	$0.9	100%

Cost of revenue.    For each of the three months ended June 30, 2013 and 2012, we incurred cost of revenue of $0.6 million. As a percentage of product sales, cost of revenue was 113% and 107% for the three months ended June 31, 2013 and 2012, respectively. For the three months ended June 30, 2013, cost of revenue included a charge of $0.1 million to increase our warranty reserve related to specific products under warranty which were sold prior to our 2012 Enhancement Program. Based upon the increased functionality of our new enhancement products, we continue to expect that our new products will incur a lower rate of warranty charges. For the six months ended June 30, 2013 and 2012, we incurred cost of revenue of $1.3 million and $1.1 million, respectively. The increase in absolute dollars of cost of sales reflects a significant increase in sales compared to the six months ended June 30, 2012. As a percentage of product sales, cost of revenue was 85% and 124% for the six months ended June 31, 2013 and 2012, respectively.

General and administrative expenses.    General and administrative expenses consist primarily of salaries and benefits, professional fees, including those associated with being a public company, occupancy costs for our facilities, insurance costs and general corporate expenses. For the three months ended June 30, 2013, general and administrative expenses totaled $0.4 million, a decrease of $0.7 million from the same period last year. The decrease resulted primarily from a $0.4 million decrease in severance costs, a $0.2 million decrease in stock-based compensation costs and a $0.1 million decrease in legal and accounting fees. For the six months ended June 30, 2013, general and administrative expenses totaled $0.9 million, a decrease of $1.7 million from the same period last year. The decrease resulted primarily from a $0.6 million decrease in severance costs, a $0.5 million decrease in stock-based compensation costs and a $0.4 million decrease in legal and accounting fees.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of salaries and benefits and general marketing expenses. For each of the three months ended June 30, 2013 and 2012, sales and marketing expenses totaled $0.3 million. For the six months ended June 30, 2013, sales and marketing expenses totaled $0.7 million, a decrease of $0.4 million from the same period in the prior year. The decrease primarily resulted from a decrease of $0.1 million in expenses related to physician education, reimbursement consulting and marketing support as well as a decrease in demo equipment expenses of $0.1 million.

Engineering, research and development expenses.    Engineering, research and development expenses consist primarily of salaries and benefits, consulting fees and material costs used in the development of new products and product improvements. For the three months ended June 30, 2013, engineering, research and development expenses totaled $0.3 million, a decrease of $0.8 million from the same period in the prior year. The decrease in engineering, research and development expenses primarily resulted from a $0.3 million decrease in stock-based compensation charges and other compensation expenses and a $0.3 million decrease in consulting fees related to the 2012 Enhancement Program. For the six months ended June 30, 2013, engineering, research and development expenses totaled $0.8 million, a decrease of $1.1 million from the same period in the prior year. The decrease in engineering, research and development expenses primarily resulted from a $0.4 million decrease in stock-based compensation charges, a $0.2 million decrease in severance costs and other compensation expenses and a $0.4 million decrease in consulting fees related to the 2012 Enhancement Program.

Interest expense.    Interest expense increased $0.1 million from $0.1 million for the three months ended June 30, 2012 to $0.2 million for the three months ended June 30, 2013. Interest expense increased $0.2 million from $0.1 million for the six months ended June 30, 2012 to $0.3 million for the six months ended June 30, 2013. The increases in interest expense were a result of the increase in the long term loan payable balance.

Gain (loss) on extinguishment of debt. The Company recorded a gain on extinguishment of debt of $0.1 million for the three months ended June 30, 2013 as compared to a loss on extinguishment of debt of $0.1 million during the same period in 2012. The decrease in loss resulted from a gain of $0.1 million on the extinguishment of a promissory note during the three months ended June 30, 2013. The Company recorded gain on extinguishment of debt of $0.1 million for the six months ended June 30, 2013 as compared to a loss on extinguishment of debt of $0.4 million during the same period of 2012. The decrease in the loss was a result of the conversion of debt in 2012 in connection with the IPO which resulted in a loss.

Fair value adjustment of warrants expense.    For the three months ended June 30, 2013 and 2012, we recognized income of approximately $11,000 and $0.4 million, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock. We recognized income for the change in fair value for these warrants for the six months ended June 30, 2013 and 2012 of approximately $35,000 and $0.5 million, respectively.

Liquidity and Capital Resources

As of June 30, 2013, we had $4.7 million in current assets and $2.9 million in current liabilities, resulting in a working capital surplus of $1.8 million. As of December 31, 2012, we had $2.5 million in current assets and $3.1 million in current liabilities, respectively, resulting in a working capital deficit of $0.6 million. Our working capital increased during the six months ended June 30, 2013 primarily as a result of the capital raised in May 2013 when the Company borrowed $5.0 million from an affiliate of the Company under a Subsequent Term Note (the “2013 Term Loan”). The increase in working capital was partially offset by net operating losses during the period. Our current assets consist of cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets. Our current liabilities consist of the current portion of our long-term debt, accounts payable, accrued expenses, and deferred revenue.

We anticipate that we will continue to generate losses for at least the next year as we develop and expand our product offerings and seek to commercialize our products and expand our corporate infrastructure. We believe that our existing cash and cash equivalents will allow us to fund our operating plan through the fourth quarter of 2013.

We will require significant amounts of additional capital to fund our operations in the fourth quarter of 2013 and beyond, and such capital may not be available when we need it on terms that we find favorable, if at all. We may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations. Prevailing market conditions may not allow for such a fundraising or new investors may not be prepared to purchase our securities at prices that are greater than the purchase price of shares sold in our initial public offering.

There can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

Because of the numerous risks and uncertainties associated with research, development and commercialization of medical devices, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the cost of development and growth of our VivaScope business;
●	the cost of commercialization activities of our products, and of our future product candidates, including marketing, sales and distribution costs;
●	the number and characteristics of any future product candidates we pursue or acquire;
●	the scope, progress, results and costs of researching and developing our future product candidates, and conducting clinical trials;
●	the timing of, and the costs involved in, maintaining and obtaining regulatory approvals for our existing products and future product candidates;
●	the cost of manufacturing our existing VivaScope products and maintaining our telepathology server, as well as such costs associated with any future product candidates we successfully commercialize;
●	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any.
14

Summary of Cash Flows

	For the six months ended June 30,
	2013	2012
Operating activities	$(1,755,095)	$(3,630,008)
Investing activities	(5,158)	(75,775)
Financing activities	4,756,227	(1,044,623)
Net increase (decrease) in cash and cash equivalents	$2,995,974	$(4,750,406)

Net cash used in operating activities.    Cash used in operating activities was $1.8 million and $3.6 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in cash used in operating activities resulted from the decrease in net loss of $3.4 million, partially offset by a decrease of $0.9 million in other liabilities relating to the change in severance liabilities over the period ended June 30, 2012 and a decrease of $0.6 million in accounts payable as a result of decreased balance of accounts payable at June 30, 2013.

Net cash used in investing activities.    Cash used in investing activities was approximately $5,000 and $0.1 million for the six months ended June 30, 2013 and 2012, respectively, and represents the purchases of fixed assets during these periods.

Net cash provided by (used in) financing activities.    Cash provided by financing activities was $4.8 million for the six months ended June 30, 2013 as a result of the $5.0 million borrowed by the Company under the 2013 Term Loan. Cash used in financing activities was $1.0 million for the six months ended June 30, 2012 primarily due to payments on the Company’s 2011 Credit Facility and a final cash payment of $0.6 million of principal to certain holders of the 2010/2011 Convertible Debt Offering that did not convert to equity at the close of our IPO.

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

In May 2013, the Company borrowed an additional $5.0 million from the same affiliate of the Company under the 2013 Term Loan. The 2013 Term Loan matures in November 2014 and may be prepaid at any time. The 2013 Term Loan bears interest at a rate of 7% per annum, payable upon maturity and is secured by all of the Company’s assets. The 2013 Term Loan includes cross default provisions with the existing 2012 Term Loan.

Promissory Notes.    As of June 30, 2013 and December 31, 2012, promissory notes outstanding totaled $0.1 million and $0.4 million, respectively, on two notes which do not accrue interest. In May 2013, the outstanding balance of one of the two notes was settled in full. The principal of the second note of $0.1 million was classified as a current liability as of June 30, 2013 on the accompanying condensed balance sheets.

Trade Payables and Receivables.    As of June 30, 2013, we had approximately $0.2 million of accounts payable which were aged over 180 days. Management has reached agreements with certain of these vendors to pay overdue amounts over time. Generally, the terms for our trade payables are 30 days from the date of receipt. Certain vendors require partial or full prepayment, especially for parts unique to the Company’s orders.

As of June 30, 2013, we had accounts receivable of approximately $0.1 million. We generally request 50% prepayment from all customers, with the balance due 30 days after shipment, although in certain circumstances we require the full balance prior to shipment. Amounts collected prior to the recognition of revenue are recognized as customer deposits and are included in “accrued expenses and other current liabilities.”

Warrants.    At June 30, 2013, we had 1,981,661 warrants outstanding at a weighted average exercise price of $5.75. These warrants were issued primarily in connection with our convertible debt issuances prior to our initial public offering, as well as in the common units sold in our initial public offering.

Stock Options.    At June 30, 2013, we had 685,000 stock options outstanding at a weighted average exercise price of $3.15.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2013 and as of the date of this report.

Recently Issued Accounting Standards

In the normal course of business, management evaluates all new accounting standards issued by the Financial Accounting Standards Board, SEC, Emerging Issues Task Force, American Institute of Certified Public Accountants and other authoritative accounting bodies to determine the potential impact they may have on our financial statements. Based upon this review, we do not expect any of the recently issued accounting standards to have a material impact on our financial statements.

Critical Accounting Policies and Estimates

During the quarter ended June 30, 2013, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a more complete discussion of our estimates and critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of June 30, 2013 were not fully effective for the items below in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of June 30, 2013, our management determined that that there were control deficiencies that constituted the following material weaknesses:

●	The Company has limited documentation of significant accounting policies, internal controls, management’s estimates and judgments and assessment of recent accounting pronouncements.
●	The Company’s accounting department does not have sufficient personnel and resources, to test and implement effective procedures that support the accurate and timely reporting of our financial results.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors disclosed in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations)).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Subsequent Term Note, by and between the Company and Northeast LCD Capital, LLC dated May 20, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-35379))

10.2	Intercreditor and Participation Agreement, by and between the Company and Northeast LCD Capital, LLC dated May 20, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-35379))

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101	The following material from Lucid Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Balance Sheets; (ii) the Unaudited Condensed Statements of Operations; (iii) the Unaudited Condensed Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements.

*	Filed herewith.
**	Furnished herewith.
††	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCID, INC.

By:	/s/ Richard J. Pulsifer
Name: Richard J. Pulsifer
Title: Chief Financial Officer

Date: August 9, 2013

