Form 10-K/A
period 2012-12-31
LUCID INC
filed 2013-11-08
CIK 752902

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-K for the Year Ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2013, is solely to revise Exhibit 31.1 and Exhibit 31.2 certifications originally filed with our Form 10-K to include all of the introductory language of paragraph 4 and the language of paragraph 4(b) as prescribed by Item 601(b)(31) of Regulation S-K.

This Amendment contains only the Cover Page to this Form 10-K/A, this Explanatory Note, Item 15, the Signature Page and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-K as filed with the SEC on March 29, 2013. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

2

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description of Document

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2013.

LUCID, INC.

By:	/s/ L. Michael Hone
Name: L. Michael Hone
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

SIGNATURE	TITLE	DATE

/s/ L. Michael Hone	Chief Executive Officer
L. Michael Hone	(Principal Executive Officer)	November 8, 2013

/s/ Richard J. Pulsifer	Chief Financial Officer
Richard J. Pulsifer	(Principal Financial and Accounting Officer)	November 8, 2013

*
William J. Shea	Chairman of the Board of Directors	November 8, 2013

*
Brian Carty	Director	November 8, 2013

*
Kevin M. Cronin	Director	November 8, 2013

*
Rocco Maggiotto	Director	November 8, 2013

*
Ruben King-Shaw, Jr.	Director	November 8, 2013

/s/ Paul S. Stuka
Paul S. Stuka	Director	November 8, 2013

*By:	/s/ L. Michael Hone	November 8, 2013
Attorney-in-Fact
4

EXHIBIT INDEX

Exhibit No.	Description of Document

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
5