Form 10-Q/A
period 2013-03-31
LUCID INC
filed 2013-11-08
CIK 752902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the Quarterly Period Ended March 31, 2013 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2013, is solely to revise Exhibit 31.1 and Exhibit 31.2 certifications originally filed with our Form 10-Q to include all of the introductory language of paragraph 4 as prescribed by Item 601(b)(31) of Regulation S-K.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q as filed with the SEC on May 20, 2013. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

Item 6. Exhibits

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID, INC.

By:	/s/ Richard J. Pulsifer
Name: Richard J. Pulsifer
Title: Chief Financial Officer

Date: November 8, 2013

3

Exhibit Index

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
4