Form 10-Q/A
period 2013-06-30
LUCID INC
filed 2013-11-08
CIK 752902

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

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the Quarterly Period Ended June 30, 2013 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2013, is solely to revise Exhibit 31.1 and Exhibit 31.2 certifications originally filed with our Form 10-Q to include all of the introductory language of paragraph 4 as prescribed by Item 601(b)(31) of Regulation S-K.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q as filed with the SEC on August 9, 2013. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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