Form 10-Q
period 2013-09-30
LUCID INC
filed 2013-11-08
CIK 752902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 1, 2013, 8,507,374 shares of Registrant’s common stock were outstanding.

LUCID, INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2013

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

LUCID, INC. UNAUDITED CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,370,358	$926,447
Accounts receivable	221,785	559,336
Inventories - net	632,721	926,236
Prepaid expenses and other current assets	975,012	49,155
Total current assets	4,199,876	2,461,174

PROPERTY AND EQUIPMENT – Net	103,348	107,409

DEFERRED FINANCING COSTS – Net	5,095	6,128

OTHER ASSETS	15,892	15,991

TOTAL ASSETS	$4,324,211	$2,590,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt– net	$23,500	$379,311
Accounts payable	590,000	955,514
Accrued expenses and other current liabilities	2,440,066	1,515,334
Current portion of deferred revenue	25,000	244,081
Total current liabilities	3,078,566	3,094,240

WARRANT LIABILITY	13,672	61,808

NOTES PAYABLE – RELATED PARTIES, net	11,748,535	6,698,386

OTHER LONG-TERM LIABILITIES	66,665	443,623
TOTAL LIABILITIES	14,907,438	10,298,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common Stock — par value $.01 per share; 60,000,000 authorized; 8,507,374 issued and outstanding on September 30, 2013 and December 31, 2012	85,074	85,074
Additional paid-in capital	39,983,621	38,679,627
Accumulated deficit	(50,651,922)	(46,472,056)
TOTAL STOCKHOLDERS’ DEFICIT	(10,583,227)	(7,707,355)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,324,211	$2,590,702

See accompanying notes to unaudited condensed financial statements

LUCID, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUES:	$691,732	$413,509	$2,266,156	$1,303,067

OPERATING EXPENSES:
Cost of revenue	596,800	644,619	1,928,741	1,751,565
General and administrative	818,462	1,001,123	1,699,423	3,565,709
Sales and marketing	547,802	439,808	1,232,304	1,481,842
Engineering, research and development	356,594	1,211,142	1,151,442	3,091,731
Total operating expenses	2,319,658	3,296,692	6,011,910	9,890,847

LOSS FROM OPERATIONS	(1,627,926)	(2,883,183)	(3,745,754)	(8,587,780)

OTHER INCOME (EXPENSE):
Interest expense	(239,284)	(135,197)	(555,415)	(251,802)
(Loss) gain on extinguishment of debt	—	(56,151)	80,706	(422,435)
Fair value adjustment of warrants	13,257	22,856	48,688	494,986
Other expense	(1,091)	(7,462)	(8,091)	(11,288)

NET LOSS	$(1,855,044)	$(3,059,137)	$(4,179,866)	$(8,778,319)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.22)	$(0.38)	$(0.50)	$(1.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,384,708	8,005,820	8,384,708	7,872,767

See accompanying notes to unaudited condensed financial statements.

LUCID, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,179,866)	$(8,778,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,007	32,257
Stock-based compensation	187,727	1,464,089
Warrants issued for services	372,306	—
Fair value adjustment of warrants	(48,688)	(494,986)
(Gain) loss on extinguishment of debt	(80,706)	422,435
Accretion of debt discount	50,149	121,925
Change in:
Accounts receivable	337,552	28,812
Inventories	293,515	206,064
Prepaid expenses and other current assets	(181,244)	24,802
Other assets	—	(2,168)
Accounts payable	(365,514)	(673,807)
Accrued expenses and other current liabilities	924,732	440,173
Other liabilities	(596,040)	489,926
Net cash used in operating activities	(3,261,070)	(6,718,797)

CASH FLOWS FROM INVESTING ACTIVITIES – Purchases of property and equipment	(19,913)	(74,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on note payable – related parties	5,000,000	6,652,284
Repayments of debt	(275,106)	(3,393,262)
Loan acquisition costs	—	(64,748)
Issuance of common units	—	20,257
Issuance of common stock	—	354,748
Net cash provided by financing activities	4,724,894	3,569,279

NET INCREASE (DECREASE) IN CASH	1,443,911	(3,224,082)

CASH – Beginning of period	926,447	4,896,141

CASH – End of period	$2,370,358	$1,672,059

SUPPLEMENTAL CASH FLOW DATA – Cash paid for interest	$—	$62,939

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of warrants in connection with anti-dilution adjustments	$552	$—
Refinance of loan acquisition costs with note payable	$—	$26,162
Refinance of debt discount with note payable	$—	$36,633

See accompanying notes to unaudited condensed financial statements.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Lucid, Inc., operating as Caliber Imaging & Diagnostics, or Caliber I.D., (the “Company” or “Lucid”), is a medical device company that develops, manufactures, markets and sells point-of-care cellular imaging systems. The Company’s patented and FDA-cleared VivaScope® technology provides physicians with real-time images of the epidermis and superficial dermis of the skin, as well as other epithelial tissues at a cellular level that can be interpreted by the physician at the bedside and/or transferred securely to a pathologist on VivaNet®, the Company’s HIPAA-compliant private telepathology network for remote diagnosis. With sensitivity and specificity that can rival the current “gold standard”, clinical histopathology, but without all of the associated costs of a traditional biopsy, the Company’s platform imaging technology has the potential to significantly improve patient outcomes while simultaneously reducing costs. The Company sells its products in the United States and numerous foreign countries and is headquartered in Rochester, New York.

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The year-end balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results for any subsequent period or for the entire fiscal year ending December 31, 2013.

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

2. LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses of approximately $4.2 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, the Company had a stockholders’ deficit balance of approximately $10.6 million at September 30, 2013 and $7.7 million at December 31, 2012. The Company’s current forecast for fiscal 2013 projects a significant net loss and projects a need to raise additional capital to fund operations in the fourth quarter and beyond. The Company continues to explore strategic alternatives to finance its business plan, including but not limited to, private equity or debt financings or other sources, such as strategic partnerships. The Company is also focusing on increasing sales of its products to generate cash flows to fund its operations.

The Company anticipates it will continue to generate losses for at least the next year as it develops and expands its products and offerings and seeks to commercialize its products and expand its corporate infrastructure. The Company believes that its existing cash and cash equivalents will fund its operating plan through the fourth quarter of 2013. The Company engaged H.C. Wainwright & Co., LLC (“H.C. Wainwright”) in August 2013 to identify, originate and develop potential strategic partnerships, assist in merger and acquisition transactions and to raise capital. The Company has agreed to pay H.C. Wainwright a transaction fee of 3% of the gross proceeds from the placement of any securities.

The Company will require significant amounts of additional capital to fund its operations beyond 2013, and such capital may not be available when it needs it on terms that it finds favorable, if at all. The Company is seeking to raise these funds through the Agreement described above, though it may seek additional debt financings, credit facilities, partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and it may need to downsize or halt its operations. Prevailing market conditions may not allow for such a fundraising or new investors may not be prepared to purchase the Company’s securities at prices that are greater than the current market price.

In October 2013, the Company entered into a letter agreement with the holder of the Loan and Security Agreement (the “2012 Term Loan”) and Subsequent Term Note (the “2013 Term Loan”). With respect to the 2013 Term Loan, the parties agreed that upon closing of the offering described above in which the Company raises at least $6 million, all outstanding amounts of principal and interest under the 2013 Term Loan will convert into the Company’s common stock on the same terms as such shares sold to other investors in the offering. With respect to the 2012 Term Loan, the holder agreed to (i) extend the maturity date by three years to July 5, 2020, (ii) provide that interest will be payable only on maturity, and (iii) provide that the events of default will only be nonpayment at maturity or the Company’s insolvency.

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

Fair Value Measurements—The Company considers warrants that are not indexed to the Company’s own stock to be classified as Level 3 in the fair value hierarchy. Level 3 valuations are based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. During the three months ended September 30, 2013, the Company recorded the issuance of warrants to purchase 24,359 shares of the Company’s common stock as a result of anti-dilution adjustments triggered by the issuances of shares of common stock and warrants. The value at the date of issuance of $552 was recorded to reflect these additional warrants. During the three and nine months ended September 30, 2012, the Company did not grant any warrants not indexed to the Company’s own stock.

The following table presents the change in Level 3 liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$26,377	$169,738	$61,808	$687,580
Warrants issued	552	—	552	—
Fair value adjustment	(13,257)	(22,856)	(48,688)	(494,986)
Balance at end of period	$13,672	$192,594	$13,672	$192,594

The fair value of these warrants was derived using the Black-Scholes pricing model.  The most significant input to the model is the Company’s stock price, which was $0.90 and $2.00 at September 30, 2013 and 2012, respectively.

The Company’s financial instruments consist principally of accounts receivable, accounts payable and debt. The Company classifies its outstanding debt as Level 2 in the fair value hierarchy and estimated that its carrying value approximated fair value as of September 30, 2013. This estimate is based on acceptable valuation methodologies which use market data of similarly sized and situated debt issuers.

Recently Issued Accounting Standards—In the normal course of business, the Company evaluates all new accounting standards issued by the Financial Accounting Standards Board, Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants and other authoritative accounting bodies to determine the potential impact they may have on the Company’s financial statements. Based upon this review, management does not expect any of the recently issued accounting standards to have a material impact on the Company’s financial statements.

4. INVENTORIES – NET

The components of inventories are as follows at:

	September 30, 2013	December 31, 2012
Raw materials	$528,754	$659,149
Finished goods	211,561	334,026
Offsite demo equipment	96,566	96,566
Less inventory reserve	(204,160)	(163,505)
Total inventories - net	$632,721	$926,236

Offsite demo equipment represents the cost of products physically located at customer locations, during an orientation period for which the Company retains title. As such, no depreciation expense has been recorded on these units. The inventory reserve at September 30, 2013 includes amounts necessary to adjust the Company’s inventory and offsite demo equipment to net realizable value following the Company’s release of newly redesigned products in 2012.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2013 include $0.7 million deferred warrant liability recognized related to the warrant granted to H.C. Wainwright to purchase up to 2,125,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The estimated fair value of $1.1 million was recognized as a charge to equity with a corresponding deferred warrant liability for the portion of the value that remains unvested at September 30, 2013. According to the terms of the warrant, the Company expects the remaining $0.7 million to be amortized to expense over the next two quarters. See Note 9 – Stockholders’ Deficit for further information.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2013	December 31, 2012
Compensation and benefits	$731,368	$635,039
Interest	759,746	265,719
Product warranty liability	384,126	263,000
Professional fees	200,047	21,388
Customer deposits	45,440	79,384
Rent	42,135	39,674
Other	277,204	211,130
Total accrued expenses and other current liabilities	$2,440,066	$1,515,334

In 2012, the Company and certain officers of the Company mutually agreed to terminate their employment relationships (See Note 10 - Reduction in Force).  At September 30, 2013, $0.6 million was included in “Compensation and benefits” in the table above for the current portion of these liabilities.

Customer deposits represent advances paid to the Company by customers for the purchase of equipment.

7. NOTE PAYABLE – RELATED PARTIES

In July 2012, the Company borrowed $7.0 million from an affiliate of the Company pursuant to a Loan and Security Agreement (the “2012 Term Loan”). On October 7, 2013, the Company entered into a letter agreement modifying the 2012 Term Loan by (i) extending the maturity date by three years to July 5, 2020, (ii) providing that interest will be payable only on maturity, and (iii) providing that the events of default will only be nonpayment at maturity or the Company’s insolvency (the “Modification”). See Note 13 – Subsequent Events for additional information. The 2012 Term Loan refinanced a previous loan. Prior to the modification, the 2012 Term Loan would have matured in July 2017. The Company may prepay the 2012 Term Loan at any time, subject to certain notice requirements. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014, and is secured by all of the Company’s assets. The Company had recorded accrued interest of $0.6 million and $0.3 million at September 30, 2013 and December 31, 2012, respectively, in connection with the 2012 Term Loan. In connection with the closing of the 2012 Term Loan, the Company issued 167,164 shares of the Company’s common stock to the affiliate. The Company allocated the debt proceeds between the debt and common stock based on the relative fair value of each financial instrument, resulting in a debt discount of $0.3 million which is being amortized to interest expense over the term of 2012 Term Loan.

The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. At September 30, 2013 the Company was in compliance with all covenants. The 2012 Term Loan, as modified by the Modification contains events of default consisting of nonpayment at maturity and the Company’s insolvency. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable.

In May 2013, the Company borrowed an additional $5.0 million from the same affiliate of the Company under the 2013 Term Loan. The 2013 Term Loan matures in November 2014 and may be prepaid at any time. The 2013 Term Loan bears interest at a rate of 7% per annum, payable upon maturity and is secured by all of the Company’s assets. The Company had recorded accrued interest of approximately $0.1 at September 30, 2013 in connection with the 2013 Term Loan. The 2013 Term Loan includes cross default provisions with the existing 2012 Term Loan. On October 7, 2013, the Company entered into a letter agreement with the holder of the 2013 Term Loan pursuant to which the holder agreed that upon closing of an offering by the Company in which it raises at least $6 million, all outstanding amounts of principal and interest under the 2013 Term Loan will convert into the Company’s common stock on the same terms as such shares sold to other investors in the offering. See Note 13 – Subsequent Events for additional information.

8. DEBT

As of December 31, 2012, promissory notes outstanding totaled $0.4 million on two notes which do not accrue interest. In May 2013, the outstanding balance of one of the promissory notes was settled in full, resulting in a gain on extinguishment of debt of $0.1 million for the nine months ended September 30, 2013.

As of September 30, 2013 the remaining promissory note totaled approximately $24,000 and was classified as a current liability on the accompanying condensed balance sheets.

9. STOCKHOLDERS’ DEFICIT

Warrants - At September 30, 2013, there were warrants to purchase up to 4,129,827 shares of the Company’s common stock outstanding at a weighted average exercise price of $3.10.

In September 2013, the Company issued to a financial advisor common stock warrants to purchase up to 2,125,000 shares of the Company’s common stock, at an exercise price of $1.00 per share. These warrants expire in February 2019. The estimated fair value was computed using the Black-Scholes option pricing model with the following assumptions: an expected term of 5.5 years; a risk-free interest rate of 1.55%; a dividend yield of zero; and expected volatility of 70%. A portion of the warrant’s estimated fair value of $0.4 million was charged to general and administrative expenses during the quarter ended September 30, 2013 at which time one-third of the warrants became exercisable and non-forfeitable, in accordance with Accounting Standards Codification (“ASC”) 505-50 “Equity-Based Payments to Non-Employees.”

In September 2013, the Company issued warrants to purchase 24,359 shares of common stock as a result of anti-dilution adjustments triggered by the issuances of shares of common stock and warrants. The value at the date of issuance of $552 was recorded to reflect these additional warrants.

In October 2013, the holder of the 2013 Term Loan agreed that contingent upon the closing of an offering of at least $6.0 million to convert the 2013 Term Loan into the Company’s common stock on the same terms as such shares are sold to other investors in the offering. In exchange for this recapitalization, upon such closing, the Company will issue to the holder of the 2013 Term Loan warrants to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the higher of $1.00 per share or the price paid by the other investors in an offering.

Stock options - At September 30, 2013, there were outstanding options to purchase 3,412,000 shares of the Company’s common stock at a weighted average exercise price of $1.40. In September 2013, the Board of Directors granted to its employees, officers, directors, and a consultant of the Company a total of 2,759,500 stock options under the Company’s 2010 Long-Term Equity Incentive Plan and the Company’s 2012 Stock Option and Incentive Plan, reducing the total number of shares available for issuance upon the grant or exercise of awards to 859,721. The estimated fair value was computed using the Black-Scholes option pricing model with the following assumptions: an expected term of 6.5 years; a risk-free interest rate of 1.86%; a dividend yield of zero; and expected volatility of 70%.

10. REDUCTION IN FORCE

In 2012, the Company implemented restructuring plans resulting in force reductions to streamline the Company’s infrastructure and lower overall operating expenses.  In addition, in January, June, and September 2012, the Company and certain officers of the Company mutually agreed to terminate their employment relationships.  As a result of these reductions in force, the Company recognized expenses of approximately $1.1 million during the nine months ended September 30, 2012. No such charges were incurred during the nine months ended September 30, 2013. At September 30, 2013, approximately $0.7 million was accrued for these liabilities which were recognized in 2012, of which approximately $0.1 million was long-term in nature to be paid in installments through the first quarter of 2016 and was recorded as “Other Long-Term Liabilities” on the Company’s accompanying condensed balance sheets.

11. NET LOSS PER COMMON SHARE DATA

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share, as well as a reconciliation of the numerator and denominator used in the computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,855,044)	$(3,059,137)	$(4,179,866)	$(8,778,319)

Denominator:
Weighted average common shares outstanding	8,384,708	8,005,820	8,384,708	7,872,767
Basic and diluted net loss per common share	$(0.22)	$(0.38)	$(0.50)	$(1.12)

The following equivalent shares were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive:

	Nine Months Ended September 30,
	2013	2012

Options to purchase common stock	3,412,000	913,333
Warrants	4,129,827	2,215,680
Restricted stock	122,167	122,167

12. SEGMENT INFORMATION

The Company operates in one reportable segment— as a medical device company that designs, manufactures and sells non-invasive cellular imaging devices that assist physicians in the early detection of disease. The Company’s chief operating decision maker reviews financial information for the Company as a whole for purposes of allocating resources and evaluating financial performance. Substantially all long-lived assets of the Company are in the United States. Sales for each significant geographical area are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Product Sales	%	Product Sales	%	Product Sales	%	Product Sales	%
	(in millions)		(in millions)		(in millions)		(in millions)

North America	$0.1	9%	$0.1	16%	$0.6	25%	$0.3	23%
Europe	0.5	67%	0.0	5%	1.1	47%	0.3	26%
Asia	0.1	18%	0.3	69%	0.5	22%	0.5	36%
Latin America	0.0	6%	0.0	10%	0.1	6%	0.2	15%
Total	$0.7	100%	$0.4	100%	$2.3	100%	$1.3	100%
10

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date through the date of filing of the Company’s financial statements with the Securities and Exchange Commission for appropriate accounting and disclosure and concluded that there were no subsequent events requiring adjustment or disclosure in the Company’s financial statements, other than those disclosed below.

In October 2013, the Company entered into a letter agreement with the holder of its 2012 Term Loan and 2013 Term Loan. With respect to the 2013 Term Loan, the parties agreed that upon the closing of an offering by the Company in which it raises at least $6 million, all outstanding amounts of principal and interest under the 2013 Term Loan will convert into the Company’s common stock on the same terms as such shares sold to other investors in the offering. With respect to the 2012 Term Loan, the holder agreed to (i) extend the maturity date by three years to July 5, 2020, (ii) provide that interest will be payable only on maturity, and (iii) provide that the events of default will only be nonpayment at maturity or the Company’s insolvency.  Upon conversion of the 2013 Term Loan as set forth above, the Company agreed to issue to the holder a fully-vested warrant to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the higher of $1.00 per share or the price at which shares are sold in the offering.

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

Unless the context otherwise indicates, references in this report to the terms “Lucid”, “the Company”, “we,” “our” and “us” refer to Lucid, Inc. operating as Caliber Imaging & Diagnostics, or Caliber I.D., and its subsidiary if pertaining to the period before January 29, 2013.

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

Overview

We are a medical device company that develops, manufactures, markets and sells point-of-care cellular imaging systems. Our patented and FDA-cleared VivaScope® technology provides physicians with real-time images of the epidermis and superficial dermis of the skin, as well as other epithelial tissues at a cellular level that can be interpreted by the physician at the bedside and/or transferred securely to a pathologist on VivaNet®, our HIPAA-compliant private telepathology network for remote diagnosis. With sensitivity and specificity that can rival the current “gold standard”, clinical histopathology, but without all of the associated costs of a traditional biopsy, our platform imaging technology has the potential to significantly improve patient outcomes while simultaneously reducing costs.

Our core products are FDA 510(k) cleared for clinical use and have regulatory approvals in most major markets. Our technology is already in use by physicians and researchers at major academic hospitals, and by pharmaceutical and cosmetic companies across the globe. Our devices allow these researchers to quickly and efficiently study the efficacy of new products, test ingredients, validate claims and determine safety. The technology is protected by 78 issued or pending patents worldwide.

To date, our proprietary platform imaging technology has been the subject of more than 350 independently sponsored studies or publications spanning numerous clinical and research fields. Extensive research has been conducted in dermatologic disorders including melanoma and nonmelanoma skin cancers, dermatoses, inflammatory and pigmentation disorders. Additionally, the technology has been used to noninvasively study burns, wound healing, neuropathy and oral tissues. Ex-vivo research has been conducted in head and neck, breast biopsy and surgical specimens. Our in-vivo products are ideal for applications in which a traditional biopsy is counterproductive, such as validating the diagnosis of benign lesions (thus, reducing unnecessary biopsies), monitoring noninvasive therapies and determining product efficacy. In the future, the technology may be used to perform real-time pathology in the operating room on tissues removed from the body and to identify tissues in the body during surgery.

Product Portfolio

Our product portfolio consists of a variety of in-vivo and ex-vivo imaging systems, as well as a telepathology system, covering a wide variety of applications.

Our VivaScope in-vivo devices, the VivaScope® 3000 (handheld device) and the VivaScope® 1500, use confocal cellular imaging to create a layer-by-layer scan of living tissue, with a >0.2mm imaging depth. This provides physicians with a microscopic view of living cells in the skin, with 3-5 micron cellular resolution comparable to histology. Our in-vivo imagers are FDA 510(k) cleared with an intended use to “acquire, store, retrieve, display and transfer in-vivo images of tissue, including blood collagen and pigment, in exposed unstained epithelium and the supporting stroma for review by physicians to assist in forming a clinical judgment.”

Our VivaScope ex-vivo device, the VivaScope 2500, uses confocal imaging to produce electro-optically enlarged images of unstained and unsectioned excised surgical tissue without the laborious tissue preparation procedures required to prepare the microscope slides used in traditional pathologic examination of tissue. As a Class I medical device, the VivaScope 2500 is exempt from 510(k) clearance.

We have devoted substantially all of our resources to the development of our technologies, which expenses have included research and development, conducting clinical investigations for our product candidates, protecting our intellectual property and the general and administrative support of these operations. While we have generated revenue through product sales, we have funded our operations largely through an initial public equity offering and multiple rounds of private debt and equity financings. We have never been profitable and we reported net losses of approximately $4.2 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated stockholders’ deficit of approximately $10.6 million. We expect to incur operating losses for the foreseeable future as we invest substantial resources to promote the commercialization, and attempt to achieve widespread adoption, of our products. We will need to raise additional capital in the fourth quarter of 2013 and beyond. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses and sales and marketing expenses will increase along with general and administrative costs, as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

Reimbursement

We have retained the services of a medical reimbursement firm, Scott Taylor & Associates, which has commenced discussions with certain third party private payers in an effort to obtain positive coverage decisions and routine reimbursement.

A skin biopsy is typically performed by a dermatologist. We have designed our VivaScope and telepathology system to facilitate the detection of skin disease which we believe over time can make medical practices more productive by shifting physician procedures from surgical biopsies of suspicious lesions to excising or noninvasively treating lesions known to be cancerous as determined by confocally imaged optical biopsies.

We believe that third party private payers will reimburse users of our products, although we does not know what the timing of such reimbursement might be or if the reimbursement amount will be deemed adequate by the physicians and patients.

We believe that third party private payers will reimburse users of our products, although we do not know what the timing of such reimbursement might be or if the reimbursement amount will be deemed adequate by the physicians and patients.

Emerging Growth Company Status

We are an “emerging growth company”, or “EGC” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, from which we are currently exempt as a smaller reporting company, and stockholder approval of any golden parachute payments not previously approved in connection with a transaction resulting in a change of control. We expect to take advantage of these exemptions. By taking advantage of these exemptions, some investors may find our common stock less attractive as a result, which may in turn result in a less active trading market for our common stock and the stock price may be more volatile.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 and 2012

We reported a net loss of $1.9 million or $(0.22) per share for the three month period ended September 30, 2013 as compared to a consolidated net loss of $3.1 million or $(0.38) per share for the three month period ended September 30, 2012. Decreased net losses for the three months ended September 30, 2013 resulted primarily from decreases in engineering, research and development expenses. We reported a net loss of $4.2 million or $(0.50) per share for the nine month period ended September 30, 2013 as compared to a consolidated net loss of $8.8 million or $(1.12) per share for the nine month period ended September 30, 2012. Decreased net losses for the nine months ended September 30, 2013 resulted from increased sales and an overall decrease in operating expenses as compared to the nine months ended September 30, 2012.

The following presents a more detailed discussion of our operating results:

Revenues.    For the three months ended September 30, 2013 and 2012, we recorded sales of our products of $0.7 million and $0.4 million, respectively, primarily attributed to increases in non-U.S. sales. For the nine months ended September 30, 2013 and 2012, we recorded sales of our products of $2.3 million and $1.3 million, respectively. The increase was primarily attributed to increases in sales of $0.8 million in Europe and $0.3 million in North America. During 2012 we redesigned many optical and electrical components within our in-vivo confocal imagers to improve quality, manufacturability and functionality (the “2012 Enhancement Program). This project began in the first quarter and was substantially completed by September 2012. We believe sales of our existing products were negatively impacted for the first three quarters of 2012 primarily because we informed our key distributors at the end of 2011 about the 2012 Enhancement Program.

Percentages of total sales by geographic region are as follows:

	Three months Ended September 30,				Nine months Ended September 30,
	2013		2012		2013		2012
	Product Sales	%	Product Sales	%	Product Sales	%	Product Sales	%
	(in millions)		(in millions)		(in millions)		(in millions)

North America	$0.1	9%	$0.1	16%	$0.6	25%	$0.3	23%
Europe	0.5	67%	0.0	5%	1.1	47%	0.3	26%
Asia	0.1	18%	0.3	69%	0.5	22%	0.5	36%
Latin America	0.0	6%	0.0	10%	0.1	6%	0.2	15%
Total	$0.7	100%	$0.4	100%	$2.3	100%	$1.3	100%

Cost of revenue.    For each of the three months ended September 30, 2013 and 2012, we incurred cost of revenue of $0.6 million. As a percentage of product sales, cost of revenue was 87% and 156% for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, we incurred cost of revenue of $1.9 million and $1.8 million, respectively. The increase in absolute dollars of cost of sales reflects a significant increase in sales compared to the nine months ended September 30, 2012. As a percentage of product sales, cost of revenue was 85% and 134% for the nine months ended September 30, 2013 and 2012, respectively.

General and administrative expenses.    General and administrative expenses consist primarily of salaries and benefits, professional fees, including those associated with being a public company, occupancy costs for our facilities, insurance costs and general corporate expenses. For the three months ended September 30, 2013, general and administrative expenses totaled $0.8 million, a decrease of $0.2 million from the same period last year. The decrease was primarily due to a$0.3 million decrease in stock-based compensation costs, $0.1 million decrease in legal and professional fees and $0.1 million decrease in other administrative costs, partially offset by a $0.4 million charge recorded for the vested portion of a warrant issued to our financial advisor. For the nine months ended September 30, 2013, general and administrative expenses totaled $1.7 million, a decrease of $1.9 million from the same period last year. The decrease resulted primarily from a $0.6 million decrease in severance costs, a $0.9 million decrease in stock-based compensation costs and a $0.5 million decrease in legal and accounting fees, partially offset by an increase of $0.4 million recorded for the vested portion of a warrant issued to our financial advisor.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of salaries and benefits and general marketing expenses. For the three months ended September 30, 2013 and 2012, sales and marketing expenses totaled $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2013, sales and marketing expenses totaled $1.2 million, a decrease of $0.2 million from the same period in the prior year. The decrease primarily resulted from a decrease of $0.2 million in expenses related to physician education, reimbursement consulting and marketing support and a decrease in trade show and marketing materials expenses of $0.1 million.

Engineering, research and development expenses.    Engineering, research and development expenses consist primarily of salaries and benefits, consulting fees and material costs used in the development of new products and product improvements. For the three months ended September 30, 2013, engineering, research and development expenses totaled $0.4 million, a decrease of $0.9 million from the same period in the prior year. The decrease in engineering, research and development expenses primarily resulted from a $0.4 million decrease in severance costs, a $0.3 million decrease in consulting fees related to the 2012 Enhancement Program and a $0.1 million decrease in stock-based compensation charges. For the nine months ended September 30, 2013, engineering, research and development expenses totaled $1.2 million, a decrease of $1.9 million from the same period in the prior year. The decrease in engineering, research and development expenses primarily resulted from a $0.4 million decrease in stock-based compensation charges, a $0.5 million decrease in severance costs and a $0.7 million decrease in consulting fees related to the 2012 Enhancement Program.

Interest expense.    Interest expense increased $0.1 million from $0.1 million for the three months ended September 30, 2012 to $0.2 million for the three months ended September 30, 2013. Interest expense increased $0.3 million from $0.3 million for the nine months ended September 30, 2012 to $0.6 million for the nine months ended September 30, 2013. The increases in interest expense were a result of the increase in the long term notes payable balance.

Gain (loss) on extinguishment of debt.    We recorded a loss on extinguishment of debt of $0.1 million during the three-month period ended September 30, 2012. We recorded gain on extinguishment of debt of $0.1 million for the nine months ended September 30, 2013 as compared to a loss on extinguishment of debt of $0.4 million during the same period of 2012. The decrease in the loss was a result of the conversion of debt in 2012 in connection with the IPO which resulted in a loss.

Fair value adjustment of warrants expense.    For the three months ended September 30, 2013 and 2012, we recognized income of approximately $13,000 and $23,000, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock. We recognized income for the change in fair value for these warrants for the nine months ended September 30, 2013 and 2012 of approximately $49,000 and $0.5 million, respectively.

Liquidity and Capital Resources

As of September 30, 2013, we had $4.3 million in current assets and $3.1 million in current liabilities, resulting in a working capital surplus of $1.2 million. As of December 31, 2012, we had $2.5 million in current assets and $3.1 million in current liabilities, respectively, resulting in a working capital deficit of $0.6 million. Our working capital increased during the nine months ended September 30, 2013 primarily as a result of the capital raised in May 2013 when we borrowed $5.0 million from an affiliate under a Subsequent Term Note (the “2013 Term Loan”). The increase in working capital was partially offset by net operating losses during the period. Our current assets consist of cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets. Our current liabilities consist of the current portion of our long-term debt, accounts payable, accrued expenses, and deferred revenue.

We anticipate to continue to generate losses for at least the next year as we develop and expand our products and offerings and seek to commercialize our products and expand our corporate infrastructure. The Company believes that its existing cash and cash equivalents will fund its operating plan through the fourth quarter of 2013. The Company engaged H.C. Wainwright & Co., LLC (“H.C. Wainwright”) in August 2013 to identify, originate and develop potential strategic partnerships, assist in merger and acquisition transactions and to raise capital. The Company has agreed to pay H.C. Wainwright a transaction fee of 3% of the gross proceeds from the placement of any securities.

We will require significant amounts of additional capital to fund our operations beyond 2013, and such capital may not be available when we need it on terms that we find favorable, if at all. We are seeking to raise these funds as described above, though we may seek additional debt financings, credit facilities, partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations. Prevailing market conditions may not allow for such a fundraising or new investors may not be prepared to purchase our securities at prices that are greater than the current market price.

In October 2013, we entered into a letter agreement with the holder of the Loan and Security Agreement (the “2012 Term Loan”) and 2013 Term Loan. With respect to the 2013 Term Loan, the parties agreed that upon closing of the offering described above in which we raise at least $6 million, all outstanding amounts of principal and interest under the 2013 Term Loan will convert into our common stock on the same terms as such shares sold to other investors in the offering. With respect to the 2012 Term Loan, the holder agreed to (i) extend the maturity date by three years to July 5, 2020, (ii) provide that interest will be payable only on maturity, and (iii) provide that the events of default will only be nonpayment at maturity or our insolvency. Upon conversion of the 2013 Term Loan as set forth above, we agreed to issue to the holder a fully-vested warrant to purchase 150,000 shares of our common stock at an exercise price equal to the higher of $1.00 per share or the price at which shares are sold in the offering.

There can be no assurance that we will be successful in our plans described above or in attracting alternative debt or equity financing. These conditions have raised substantial doubt about our ability to continue as a going concern.

Because of the numerous risks and uncertainties associated with research, development and commercialization of medical devices, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the cost of development and growth of our VivaScope business;

●	the cost of commercialization activities of our products, and of our future product candidates, including marketing, sales and distribution costs;

●	the number and characteristics of any future product candidates we pursue or acquire;

●	the scope, progress, results and costs of researching and developing our future product candidates, and conducting clinical trials;

●	the timing of, and the costs involved in, maintaining and obtaining regulatory approvals for our existing products and future product candidates;

●	the cost of manufacturing our existing VivaScope products and maintaining our telepathology server, as well as such costs associated with any future product candidates we successfully commercialize;

●	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

Summary of Cash Flows

	For the nine months ended September 30,
	2013	2012
Operating activities	$(3,261,070)	$(6,718,797)
Investing activities	(19,913)	(74,564)
Financing activities	4,724,894	3,569,279
Net increase (decrease) in cash and cash equivalents	$1,443,911	$(3,224,082)
16

Net cash used in operating activities.    Cash used in operating activities was $3.3 million and $6.7 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash used in operating activities resulted from the decrease in net loss of $5.0 million, partially offset by decreases of $0.2 million in other liabilities related to severance liabilities and $0.4 million related to increased payments toward liabilities.

Net cash used in investing activities.    Cash used in investing activities was approximately $20,000 and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively, and represents the purchases of fixed assets during these periods.

Net cash provided by financing activities.    Cash provided by financing activities was $4.7 million for the nine months ended September 30, 2013 as a result of the $5.0 million borrowed by us under the 2013 Term Loan. Cash provided by financing activities was $3.6 million for the nine months ended September 30, 2012 primarily due to payments of $2.6 million of principal payments to certain holders of the 2010/2011 Convertible Debt Offering that did not convert to equity at the close of our IPO. These outflows were offset by the proceeds from the 2012 Interim Loan and the 2012 Term Loan of $7.0 million.

Term Loans.    In July 2012, we borrowed $7.0 million from an affiliate pursuant to the 2012 Term Loan, which refinanced a previous loan in the amount of $3.0 million. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014 and is secured by all of our assets. The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. The 2012 Term Loan also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable.

In May 2013, we borrowed an additional $5.0 million from the same affiliate of ours under the 2013 Term Loan. The 2013 Term Loan matures in November 2014 and may be prepaid at any time. The 2013 Term Loan bears interest at a rate of 7% per annum, payable upon maturity and is secured by all of our assets. The 2013 Term Loan includes cross default provisions with the existing 2012 Term Loan.

In October 2013, we entered into a letter agreement with the holder of the 2012 Term Loan and 2013 Term Loan. With respect to the 2013 Term Loan, the parties agreed that upon the closing of an offering by us in which we raise at least $6 million, all outstanding amounts of principal and interest under the 2013 Term Loan will convert into our common stock on the same terms as such shares sold to other investors in the offering. With respect to the 2012 Term Loan, the holder agreed to (i) extend the maturity date by three years to July 5, 2020, (ii) provide that interest will be payable only on maturity, and (iii) provide that the events of default will only be nonpayment at maturity or our insolvency.  Upon conversion of the 2013 Term Loan as set forth above, we agreed to issue to the holder a fully-vested warrant to purchase 150,000 shares of our common stock at an exercise price equal to the higher of $1.00 per share or the price at which shares are sold in the offering.

Promissory Notes.    As of September 30, 2013 and December 31, 2012, promissory notes outstanding totaled $0.1 million and $0.4 million, respectively, on two notes which do not accrue interest. In May 2013, the outstanding balance of one of the two notes was settled in full. The principal of the second note of $0.1 million was classified as a current liability as of September 30, 2013 on the accompanying condensed balance sheets.

Trade Payables and Receivables.    As of September 30, 2013, we had approximately $0.1 million of accounts payable which were aged over 180 days. Management has reached agreements with certain of these vendors to pay overdue amounts over time. Generally, the terms for our trade payables are 30 days from the date of receipt. Certain vendors require partial or full prepayment, especially for parts unique to our orders.

As of September 30, 2013, we had accounts receivable of approximately $0.2 million. We generally request 50% prepayment from all customers, with the balance due 30 days after shipment, although in certain circumstances we require the full balance prior to shipment. Amounts collected prior to the recognition of revenue are recognized as customer deposits and are included in “accrued expenses and other current liabilities” in the accompanying condensed balance sheets.

Warrants.    At September 30, 2013, we had warrants to purchase up to 4,129,827 shares of our common stock outstanding at a weighted average exercise price of $3.10.

Stock Options.    At September 30, 2013, we had 3,412,000 stock options outstanding at a weighted average exercise price of $1.40 with 859,721 shares available for issuance upon the grant or issuance of awards.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2013 and as of the date of this report.

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

Critical Accounting Policies and Estimates

During the quarter ended September 30, 2013, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a more complete discussion of our estimates and critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of September 30, 2013 were not fully effective for the items below in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of September 30, 2013, our management determined that that there were control deficiencies that constituted the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is information regarding common stock and warrants issued by us during the three months ended September 30, 2013 that were not registered under the Securities Act of 1933 as amended, or Securities Act. Also included is the consideration, if any, received by us for such shares and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

a.	Shares Underlying, and Shares Issued Pursuant to Exercise of, Stock Options

In September 2013, we issued certain officers, directors, employees and a consultant of ours an aggregate of 1,690,500 stock options at an exercise price of $1.00 pursuant to our 2012 Stock Option Incentive Plan.

b.	Common Stock Warrants Issued in Lieu of Cash Payment for Services Rendered

In September 2013, we issued to H.C. Wainwright & Co., LLC stock warrants to purchase up to 2,125,000 shares of our common stock, at an exercise price of $1.00 per share, in connection with the strategic advisory agreement.

c.	Common Stock Warrants

In September 2013, we issued warrants to purchase 24,359 shares of common stock as a result of anti-dilution adjustments triggered by the issuances of shares of common stock and warrants.

No underwriters were involved in the foregoing issuances of securities. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder (“Regulation D”), or Rule 701 promulgated under Section 3(b) of the Securities Acts as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The certificates representing the issued shares of capital stock and the warrants described in herein included appropriate legends setting forth that the applicable securities have not been registered and the applicable restrictions on transfer.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

1.1	Letter Agreement dated as of August 22, 2013 by and between the Company and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 27, 2013 (File No. 001-35379))

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A filed on October 3, 2013 (File No. 001-35379))

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101	The following material from Lucid Inc.’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Balance Sheets; (ii) the Unaudited Condensed Statements of Operations; (iii) the Unaudited Condensed Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements.

*	Filed herewith.

**	Furnished herewith.

††	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCID, INC.

By:	/s/ Richard J. Pulsifer
Name: Richard J. Pulsifer
Title: Chief Financial Officer

Date: November 8, 2013

Exhibit Index

1.1	Letter Agreement dated as of August 22, 2013 by and between the Company and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 27, 2013 (File No. 001-35379))

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A filed on October 3, 2013 (File No. 001-35379))

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101	The following material from Lucid Inc.’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Balance Sheets; (ii) the Unaudited Condensed Statements of Operations; (iii) the Unaudited Condensed Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements.

*	Filed herewith.
**	Furnished herewith.

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