Form 10-K
period 2013-12-31
LUCID INC
filed 2014-03-12
CIK 752902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER 001-35379

LUCID, INC.

(Exact name of registrant as specified in its charter)

New York	16-1406957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Methodist Hill Drive, Suite 1000 Rochester, NY	14623
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.7 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers and holders of 10% or more of the Company’s common stock.

As of February 28, 2014, 8,507,374 shares of Registrant’s common stock were outstanding.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Shareholders that the Registrant intends to file with the Securities and Exchange Commission within 120 days of the end of the Registrant’s fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

LUCID, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Overview

We are a medical device company that develops, manufactures, markets and sells point-of-care cellular imaging systems. Our patented and FDA-cleared VivaScope® technology provides physicians with real-time images of the epidermis and superficial dermis of the skin, as well as other epithelial tissues at a cellular level that can be interpreted by the physician at the bedside and/or transferred securely to a pathologist on VivaNet®, our HIPAA-compliant private telepathology network for remote diagnosis. With sensitivity and specificity that can rival the current “gold standard”, clinical histopathology (illustrated below right), but without all of the associated costs of a traditional biopsy, our platform imaging technology has the potential to significantly improve patient outcomes while simultaneously reducing costs.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, from which we are currently exempt as a smaller reporting company, and stockholder approval of any golden parachute payments not previously approved in connection with a transaction resulting in a change of control. We expect to take advantage of these exemptions. Some investors may find our common stock less attractive as a result of our utilization of these exemptions, which may result in a less active trading market for our common stock and a more volatile stock price.

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

We could remain an “emerging growth company” until 2016, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Please see Part II, Item 1A. Risk Factors.

We were organized as a New York corporation on November 27, 1991 under the name Lucid Technologies, Inc. We subsequently amended our Certificate of Incorporation to change our name to Lucid, Inc. We are operating as Caliber Imaging & Diagnostics, or Caliber I.D. Our principal executive offices are located at 50 Methodist Hill Drive, Suite 1000, Rochester, New York 14623. Our telephone number is (585) 239-9800. Our web site is www.caliberid.com.

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

Our VivaScope ex-vivo device, the VivaScope® 2500, uses confocal imaging to produce electro-optically enlarged images of unstained and unsectioned excised surgical tissue without the laborious tissue preparation procedures required to prepare the microscope slides used in traditional pathologic examination of tissue. As a Class I medical device, the VivaScope 2500 is exempt from 510(k) clearance.

Our VivaNet telepathology server transfers images from the point of capture at a physician’s office or operating room to another physician, pathologist or other diagnostic reader for near real-time diagnosis and reporting. This HIPAA-compliant, cloud-based system stores images and diagnostic reports as a part of a patient’s permanent, electronic, medical record, increasing efficiency and potentially reducing costs for medical institutions as compared to current histology record retention processes. Our VivaLAN product is a telepathology system which retains all patient data within the customer’s facility. As Class I medical devices, our VivaNet and VivaLAN systems are exempt from 510(k) clearance.

Primary Market Opportunities

Skin Cancer Screening and Diagnosis

We believe there is significant market opportunity for our products in skin cancer screening and diagnosis, where our non-invasive, platform imaging technology can provide immediate and significant benefits for patients, physicians, and payers.

Skin cancer is the most prevalent cancer in the United States, with 3.5 million new cases annually and a lifetime incidence rate of 20% (one in five Americans), more than the combined incidence of breast, prostate, lung and colon cancers. Conventionally, skin cancers are diagnosed initially by visual inspection, with any suspect areas subsequently biopsied, an invasive and painful procedure in which a tissue sample is surgically removed – which can lead to complications such as infection or scarring – and then examined in a laboratory over the next few days.

Empirical data show that visual inspection is a poor diagnostic screening tool. Of the approximately 14.5 million biopsies performed annually in the United States at an estimated cost of $4.9 billion, only 3.5 million reveal skin cancer; the remaining 11 million biopsies are unnecessary. Visual inspection may miss skin cancers that appear benign. Of the three most common skin cancers, basal cell carcinoma (BCC), squamous cell carcinoma (SCC) and melanoma, melanoma is by far the most lethal. However, to detect the approximately 75,000 new cases of melanoma diagnosed in the United States annually, physicians perform an estimated 2.2 million biopsies –as many as 29 biopsies for each confirmed case of melanoma. Clearly, there is a significant unmet need for more accurate, cost-efficient, and rapid diagnosis of skin cancers and benign lesions.

With diagnostic sensitivity and specificity that can rival the current “gold standard”, clinical histopathology, physicians using our non-invasive, point-of-care imaging technology can quickly and accurately differentiate between malignant and non-malignant tissues. In addition, physicians can quickly get a second opinion by instantly transmitting patient images through our secure VivaNet telepathology network to a trained pathologist. Thus, while our proprietary platform imaging technology does not entirely replace the need for surgical biopsies, widespread adoption of our technology would significantly reduce the number of biopsies performed and, as a result, costs. By eliminating or reducing the number of unnecessary biopsies performed, we estimate that our technology could result in cost avoidance of more than $1 billion annually.

Our technology also offers significant secondary benefits to patients, physicians and payers. Patients benefit by receiving an immediate and painless diagnosis at the point-of-care, rather than having to wait for days or even weeks for results to come back from the pathology lab. When lesions are benign, confocal imaging can reduce the time, expense and side effects of an unnecessary biopsy. When lesions are malignant, treatment may begin immediately depending on the diagnosis, or can be planned, reducing the time to a treatment or cure. We believe that physicians who are early adopters will have a significant competitive advantage over late adopters: patients informed of the advantages of VivaScope technology over traditional biopsy are likely to migrate to dermatology or primary care practices offering this service, attracting new patients and increasing overall practice revenues. Finally, in addition to significantly reduced costs, payers will benefit by earlier and more widespread detection of skin cancers, allowing them to be treated more proactively.

Microscopy, Medical and Therapeutic Research

Other market opportunities are the microscopy, medical, and therapeutic research and development markets where our platform of products has allowed researchers and developers at academic centers, pharmaceutical and cosmetic companies to quickly and efficiently capture and store tissue images. These are attractive markets to target because our technology allows researchers and product developers to (1) repeatedly and nondestructively examine the same tissue, demonstrating tissue changes over time; and (2) quickly evaluate the safety and efficacy of new products without the time and expense of traditional biopsies, significantly shortening development cycles, and at a lower price point and smaller form factor compared to our competitors.

There are applications and opportunities for the VivaScope platform in a number of different research and development markets spanning the globe including:

●	Microscopy – Advanced imaging for research and industrial uses such as for biological, life and physical sciences applications.

●	Personal Care Products – Studying the development, efficacy and safety of products such as cosmetics, sunscreens and topical creams for anti-aging, pigmentation, moisturization, etc.

●	Academic Centers – Supporting the pre-clinical and clinical activities of medical academic centers; often funded by government grants.

●	Pharmaceutical / Ingredient Manufacturers – Evaluating individual ingredients or drugs for safety and efficacy in pre-clinical or clinical trials or prior to using ingredients in other products.

●	Contract Research Organizations – Conducting studies on behalf of cosmeceutical or pharmaceutical corporations to test the safety and efficacy of products.

●	Small Animal Research – Imaging of genetically engineered animal models for the study of the progression or treatment of disease.
6

Our Sales and Marketing Strategies

Our technology clearly offers meaningful advantages over the standard-of-care. Ultimately, we believe that third-party payers will cover our technology, but, in the interim, our sales and marketing strategies focus on markets where our technology offers significant benefits that are not reimbursement-sensitive. As we have indicated, the markets that we are initially targeting are skin cancer screening via managed care organizations, concierge medicine groups and physicians, and medical and therapeutic research and development.

In addition, we intend to raise our visibility through trade publications, appearances at trade shows, social media campaigns, direct-to-consumer advertising, targeted public relations, investor relations, strategic placement of loaner systems with potential high-revenue customers, and other general marketing efforts.

Skin Cancer Screening and Diagnosis

Strategies here will be focused on managed care organizations, concierge medicine groups and physicians. Dermatology is one of the largest areas of expense for managed care organizations (e.g. integrated healthcare networks, HMOs, and ACOs) and rapid adoption of our technology can significantly reduce short-, intermediate- and long-term costs for these organizations through (1) fewer referrals to dermatologists; (2) the reduction in unnecessary biopsies; and (3) earlier detection of potentially deadly skin cancers.

We believe that larger managed care organizations and integrated health networks, with a market in excess of a $465 billion, are attractive markets to target because they are highly concentrated: in the U.S., only 25 companies account for approximately two thirds of industry revenues. This concentration can help us generate significant sales with a relatively small managed care-focused sales force.

Examples of the managed care organizations and integrated health networks that we intend to target are as follows:

● UnitedHealth Group Inc.	● Cigna Health Group
● WellPoint, Inc.	● Coventry Health Care, Inc
● Kaiser Foundation Health Plan and Hospitals	● Health Net, Inc.
● Humana Inc.	● HealthSpring, Inc.
● Aetna Inc.

By comparison, concierge medicine groups are less focused on cost avoidance and more focused on providing best-in-class care for their patients, who pay an annual fee of $1,500-$1,800 per year, on average, and are willing to bear significant additional out-of-pocket expenses for best-in-class care, such as a non-invasive optical biopsy using our VivaScope technology.

We believe that both managed care organizations and concierge medicine groups will adopt an imaging center solution to service their network of patients and subscribers, and we intend to work closely with individual managed care organizations and concierge medicine groups to either integrate these imaging centers into existing facilities or launch new facilities owned either by the managed care organizations, concierge medicine groups, or possibly Caliber I.D.

Finally, we will continue to actively market our VivaScope technology to physicians outside of the U.S., where we already have traction and where reimbursement is less of a barrier to entry. To date, we have shipped 180 VivaScope systems to physicians, the majority of whom are outside of the United States.

Microscopy, Medical and Therapeutic Research

Other market opportunities that are readily addressable are the microscopy, medical, and therapeutic research and development markets (i.e. companies developing pharmaceuticals, biotherapeutics, cosmetics, cosmeceuticals, as well as companies engaged in human and animal cellular imaging pathology). With more than 300 VivaScope systems shipped, our platform of products are proven to be suited for this market, allowing researchers and product developers to quickly and efficiently capture and store tissue images.

Examples of the skin care product research and development companies to whom we have shipped a VivaScope system (*) and/or that we intend to target are as follows:

●	Allergan, Inc.	●	Genzyme	●	Pfizer Incorporated*
●	Arch Chemicals, Inc.	●	GlaxoSmithKline PLC*	●	Proctor & Gamble Company*
●	Ashland Inc.	●	Janson Beckett Cosmeceuticals	●	Revlon, Inc.*
●	Avon Products Inc.*	●	Johnson & Johnson*	●	Roche Holding Limited
●	BASF SE	●	Kao Corporation*	●	Royal DSM NV
●	Bayer AG	●	Kimberly Clark Corporation*	●	Sanofi-Aventis
●	Beiersdorf AG*	●	L’Oréal SA*	●	Schick Manufacturing, Inc.*
●	Clariant International AG	●	McNeil PPC, Inc.	●	SkinMedica Incorporated*
●	Colgate-Palmolive Co.*	●	Medicis Pharmaceutical Corporation	●	The Body Shop International
●	E.I. du Pont de Nemours and Co.	●	Merck & Co Inc.	●	The Estée Lauder Companies Inc.*
●	Eastman Chemical Company	●	Neutrogena*	●	Unilever Group*
●	Genentech, Inc.*	●	Ortho Dermatologics

We believe our unique platform of products and prestigious customer base present an attractive revenue opportunity for us in the United States and we have begun building a sales and support force focused on the microscopy, medical and therapeutic research and development markets. Annual expenditures in the US research market are approximately $140 billion. We have recently hired three sales representatives with extensive experience in these markets to cover the East Coast, Midwest and West Coast territories. In 2014 in the United States, we intend to market and sell into our existing customer base as well as well as participate in numerous trade shows and direct marketing campaigns to help grow our customer base.

Secondary Market Opportunities

In the future, our platform imaging technology could provide significant benefits in a variety of in-vivo and ex-vivo clinical applications by allowing physicians to quickly assess the efficacy and outcomes of therapeutic treatment. They could also identify, differentiate and diagnose various tissue types in surgery for rapid assessment of tissue pathology.

Therapeutic Monitoring

Therapeutic monitoring is a market where our technology provides numerous benefits over existing technologies, allowing physicians to quickly and efficiently monitor treatment results noninvasively, at the cellular level. The future of skin cancer treatment lies with minimally or noninvasive therapies that successfully eradicate skin cancer with little-to-no scarring. At present, the only way to determine if a treatment is successful is to visually monitor the patient for obvious signs of reoccurrence, or perform a traditional biopsy, which is invasive, painful, time consuming and often leaves a scar.

We believe that the therapeutic monitoring market is an attractive market to target because our technology allows physicians to (1) repeatedly and nondestructively examine tissue to determine whether it is responding to therapy; and (2) quickly and efficiently examine the tissue that has been treated to determine whether a minimally invasive therapy was successful. We are already in partnership discussions with several original equipment manufacturers (OEMs) to integrate our VivaScope 3000 in-vivo handheld imaging device into their existing systems.

Examples of the applications within this market are as follows:

•	Superficial Radiation Therapy
•	Laser Ablation Therapy
•	Photo Dynamic Therapy
•	Brachytherapy
•	Topical Biotherapeutics

We will need to integrate our VivaScope software with the OEM product, potentially obtain regulatory approvals for the new integrated product, and develop training programs for users of the new device. Since sales of an OEM product will typically consist of components of a VivaScope System, we expect the sales price to be less than a standard system.

Enable Real-Time Pathology

Our technology may allow surgeons to receive diagnostic information in minutes, on fresh tissue in the operating room, allowing surgeons to determine in real-time whether their efforts have been successful. Adoption of our technology could drastically reduce procedural time and the re-operative rate per patients, significantly reducing costs and improving patient outcomes. We believe that our platforms could eventually be used to further improve accuracy by allowing surgeons to proactively image tissue to differentiate and identify exactly which tissue should be removed.

Mohs surgery. The Mohs procedure entails removing one thin layer of tissue at a time, testing each layer until cancerous tissue is no longer detected which, although time-consuming, is beneficial because it spares the greatest amount of healthy tissue while completely removing the skin cancer. With cure rates for BCC and SCC at 98% or higher, significantly better than the rates for standard excision or any other accepted method, Mohs is clearly the most effective technique for removing BCCs and SCCs on the face, head and neck. Of the 3.5 million new BCC and SCC cases diagnosed per year in the United States, one in four (25%) patients with BCC or SCC will have a Mohs procedure to eliminate the cancer, resulting in a significant potential market opportunity.

The current approach for Mohs surgery involves removing a thin layer of tissue, which is then prepared by frozen section histology at an in-house lab for subsequent examination by the surgeon (or, in most of Europe, a pathologist). Preparation of each excision takes 20-45 minutes, during which time the patient waits with an open wound, often on their face under local anesthesia. While most Mohs procedures require only a few excisions, more invasive cases can require as many as 20 excisions; thus, on average, a Mohs procedure requires a minimum of two hours and, for invasive cases, can tie up an operating suite for much longer. While waiting for the slides to be prepared, Mohs surgeons typically operate on other patients, rotating back and forth between patients as pathology results become available. While effective, this is a time-consuming process that requires each patient to stay in the operating suite for a prolonged period of time.

By comparison, our VivaScope 2500 ex-vivo device allows surgeons to receive the same information in as little as four minutes – a five-fold decrease in the minimum time to receive pathology results – which then reduces the total operating suite time to an hour or less per procedure. As a result, individual patients spend much less time in the operating suite and, by eliminating unnecessary transfers between patients, surgeons are able to perform substantially more procedures within a given period of time. Ultimately we believe that our VivaScope 3000 in-vivo device could be used to further improve accuracy and decrease downtime by allowing surgeons to image the tissue directly to determine whether enough tissue has been excised. The VivaScope 3000 is already being used in Australia to identify surgical margins in difficult Mohs surgery cases and, in one study, changed the treatment plan in approximately 73% of patients either by more precisely targeting the tumor margins to reduce the number of excisions, or by demonstrating that a noninvasive topically-applied therapy was a more appropriate treatment plan.

Based on our market research, we believe that conventional Mohs histopathology is reasonably well entrenched in the U.S. and, as a result, will require a considerable investment of resources to displace. However, in Europe, the Mohs procedure is newer, and with our inherent advantages over conventional pathology, we believe we can seize a meaningful share of this market in the near-term. We believe that widespread use of our technology in Mohs surgery in Europe would create tailwinds toward adoption of our technology in the U.S.

Importantly; this market also allows us to gather data that supports the use of our technology in various other surgical applications and real-time pathology, opening up other market opportunities in the future.

Thyroid.  Another area where adoption of our technology could significantly improve patient outcomes while simultaneously reducing costs is in thyroid cancer surgeries, where our technology has demonstrated feasibility in two independently sponsored studies.

Thyroid cancer affects approximately 500,000 people in the U.S., with over 200,000 thyroid surgeries annually. During thyroid surgery, the surgeon removes cancerous tissue from the thyroid while being careful to avoid damaging the adjacent parathyroid glands. Visually differentiating the parathyroid glands is extremely challenging, and, as a result, the parathyroid glands are damaged in approximately one-third of surgeries causing temporary (or occasionally permanent) hypocalcemia.

At present, surgeons use pathological frozen section analysis of head and neck specimens to determine whether any of the tissue removed contained any of the four parathyroid glands and, if so, they must then re-implant that tissue, which is only moderately successful. Similar to Mohs surgery, preparation of each slide takes 20-45 minutes, which significantly prolongs the amount of time that a patient spends in the operating suite under general anesthesia.

By comparison, our VivaScope 2500 ex-vivo device allows surgeons to receive the same information in as little as four minutes, significantly reducing procedure times and costs. Ultimately, we believe that our VivaScope 3000 in-vivo device could be used to further improve accuracy and decrease downtime by allowing surgeons to proactively image the tissue through a surgical incision to differentiate between various tissue types and identify exactly which tissue needs to be removed.

Breast. Breast cancer is one of the most prevalent and deadly cancers affecting women, accounting for approximately 23% of all cancers (excluding non-melanoma skin cancers) and causing approximately 459,000 deaths worldwide (14% of cancer deaths). In the United States, the lifetime incidence rate is 12% (one in eight), with approximately 235,000 new cases annually, of which approximately 65,000 are non-invasive (in situ) breast cancers.

Conventionally, treatment of in situ breast cancer involves surgical excision of the tumor through a lumpectomy or similar surgery. However, surgeons cannot differentiate between cancerous and healthy tissue, and must use pathology to determine whether enough tissue has been removed. Due to its inherent nature, breast tissue histology cannot be expedited and tissue processing takes more than 24 hours to complete, so it is currently impossible to determine whether enough tissue was removed during the surgery itself and thus, the patient is sent home waiting to find out if another surgery is needed. As a result, a second surgery is required in as many as 20-40% of cases to remove cancerous tissue that was missed during the first surgery.

Distribution Partners

Outside of the U.S., we have established exclusive distribution relationships pursuant to which the distributor sells our products within its specified territory. Our largest distributor is Mavig GmbH (“Mavig”) with territories including Europe and the Mediterranean region. ConBio (China) Co., Ltd. is our distributor in the People’s Republic of China, including Hong Kong.

Research and Development

Our technical R&D plan includes routine hardware and software product improvements that are generally driven by customer feedback. These items include activities such as the development of more clinically and environmentally acceptable disposables, enhanced VivaScope application software (VivaScan®) with features honed for use by private practice dermatologists and VivaNet® telepathology workstation features that will enhance the efficiency of pathologists in analyzing images and reporting their interpretations.

For the years ended December 31, 2013 and 2012, we incurred research and development expenses of $1.5 million and $3.8 million, respectively. During 2012 we redesigned many optical and electrical components within our in-vivo confocal imagers to improve quality, manufacturability and functionality. This project began in the first quarter and was substantially completed by September 2012. Our redesigned products generate images which have a significantly improved level of optical quality and our devices now have greater reliability and repeatability. We have also improved the user interface with a touch-screen monitor and have incorporated an ergonomic redesign of the handheld device.

We have plans to further improve our existing products, both to further increase functionality as well as to streamline production and decrease costs. In addition, customers using our devices continue to suggest modifications to facilitate additional applications, many of which are easily accommodated.

To build support for the utility and economic value of our products, we conduct, sponsor or support clinical and other studies. Ongoing and planned U.S. and European studies include:

●	An ongoing U.S. based multi-center trial funded by the National Cancer Institute evaluating >400 pigmented lesions suspicious for malignancy based on clinical exam.
●	Two planned payer-based pilot studies to evaluate the economics of confocal imaging to set reimbursement rates within a primary care and dermatology clinical setting for the treatment of skin cancer.
●	An ongoing European-based study evaluating confocal images over a telepathology network with clinical sites in Italy and Spain.
●	A planned U.S. based study to differentiate parathyroid gland from lymph node and other tissues, intraoperatively.

Scientific Advisory Board

We utilize our scientific advisory board (“SAB”) to: assist us with medical education programs; advise us in the design of future products; help us design Company initiated clinical studies; and assist us in evaluation of external investigator proposed studies.

Martin C. Mihm Jr. MD, Chair. Dr. Mihm is clinical professor of dermatology and pathology at Harvard Medical School and director and co-director of the melanoma programs at the Brigham and Women’s Hospital and the Dana Farber Cancer Institute as well as co-director of the European Organization for Research and Treatment of Cancer (EORTC) melanoma pathology program.  Dr. Mihm holds five adjunct professorships at different medical schools in the United States.

Allan Halpern MD. Dr. Halpern is Chief of the Dermatology Service and co-leader of the Melanoma Disease Management Team at Memorial Sloan-Kettering Cancer Center (MSKCC). He pioneered the development and use of whole-body photography for the early detection of melanoma. He previously served as the director of the Pigmented Lesion Clinic at the University of Pennsylvania.

Giovanni Pellacani MD, PhD. Dr. Pellacani is currently the Chairman of the Department of Dermatology of the University of Modena and Reggio Emila. He is a member of the scientific board in the International Dermoscopy Society (IDS); European Association of Dermato Oncology (EADO); International Confocal Working Group (ICWG); Associazione Italiana di Diagnostica Non Invasiva in Dermatologia (AIDNID). He has published over 200 papers, 19 book chapters and over 150 abstracts in national and international congresses and conferences.

Salvador Gonzalez MD, PhD. Dr. Gonzalez is a faculty member of Memorial Sloan-Kettering Cancer Center in New York and a research advisor at the Hospital Ramón y Cajal, Madrid. He is world renowned as an expert in the fields of optical diagnosis and sun protection. His work was fundamental for the approval of Reflective Confocal Microscopy by the FDA (Food & Drugs Administration). He is the President of the International Confocal Working Group and of the Grupo Español de Microscopía Confocal (Spanish Group of Confocal Microscopy). In February 2012, he was awarded the category of Full Professor (Catedrático) by the Spanish Education Ministry.

Phyllis Gimotty PhD. Dr. Gimotty is Professor of Biostatistics and a member of the Abramson Cancer Center’s Biostatistical Unit at the University of Pennsylvania. She serves as the Director of two biostatistics cores that support translational cancer research in melanoma and esophageal cancer. She also serves as the Principal Investigator of the Cancer Biostatistics Training Grant and is the Associate Director of Biostatistics Educational Programs in the Basic Sciences in the School of Medicine at the University of Pennsylvania.

Clinical Advisory Board

We plan to utilize our Clinical Advisory Board to advise us on all aspects of clinical applications in the U.S.-Market space. We anticipate adding additional members to the Clinical Advisory Board in 2014. Currently, the sole member of our clinical advisory board is:

Babar Rao MD, Chair. Dr. Rao is Assistant Clinical Professor of Dermatology and Program Director of the Dermatology Residency Program at Robert Wood Johnson Medical School in New Jersey. He is certified by the American Board of Dermatology and the American Board of Dermatopathology. He is a member of many professional organizations in Dermatology and has published numerous papers and book chapters.

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

Patents. We currently hold 58 patents, which consist of 45 U.S. patents, five Australian patents, three Japanese patents, three European patents, one Chinese patent and one Canadian patent. These patents are all owned by the Company, with the exception of two non-fundamental patents which are co-owned. We also have 20 additional U.S. and foreign patents pending. In addition to patents that cover our technology, the Company has patented solutions around clinical applications and the clinical care path, and therefore is not dependent upon any one particular patent. Our patent portfolio covers tissue stabilization and navigation during live clinical imaging, surgical pathology, and a HIPAA-compliant telepathology system for the remote transfer, viewing, diagnosis and storage of confocal images generated by all of our devices, allowing users access to confocal diagnostic specialists throughout the world. Generally, we file foreign counterparts of our most fundamental U.S. patents and we have been successful in obtaining issuance of these fundamental foreign patents in Europe, Australia, Japan, China and Canada while other foreign patent applications remain pending. We have granted limited licenses to our European intellectual property to our distribution partner in Europe. Given the continuous nature of our applications, many of our patents have expiration dates fifteen or more years into the future.

Trademarks and Domain Names. We have obtained U.S. trademark registrations for the following marks: “VivaScope”, “Caliber I.D.”, “Lucid”, VivaBlock”, “VivaStack”, “VivaCam”, “VivaNet”, “VivaCell”, “VivaScan”, “VivaScopy” as well as our corporate logo. Certain foreign trademarks have been obtained corresponding to some of our U.S. trademarks and others are pending foreign trademark approval.

Manufacturing

Our in-house manufacturing process is largely an assembly-and-test process that operates under the standardized procedures of our quality system. Piece parts such as mechanically machined components, populated circuit boards, precision optical components and electro-mechanical optical scanning devices are purchased from suppliers to either our custom specifications or the standard specifications of the supplier. We also purchase computers, LCD displays and medical grade equipment carts which are integrated into our completed VivaScope Systems. The application software for our VivaScopes is written by our in-house software staff and runs under a Windows operating system.

Generally, we single-source our component purchases to suppliers with which we have had a long-term relationship. In the event these suppliers are unable to deliver parts we generally have back-up suppliers established. A few of our VivaScope components are from sole source suppliers, which means we are purchasing a unique component from them that is not available from other suppliers. As we design future generations of VivaScopes, it is our intention to eliminate these specialized sole sourced component designs whenever possible.

Competition

Currently our largest competitive threat in clinical markets is a surgical biopsy, which is the standard of care. Although we possess patented technology for our VivaScope products and our VivaNet telepathology system, we face competition, both nationally and internationally, from companies marketing technologies which offer an alternative to confocal microscopy and traditional biopsy. Many of these companies have established name recognition, reputation, and market presence, and may have greater financial, technical, sales, marketing and other resources than we have, enabling them to better withstand the impact of risks associated with a highly competitive industry.

Companies that have developed devices using confocal microscopy include those which have applications in ophthalmology, such as Nidek, and in gastroenterology, such as Mauna Kea Technologies, which has a confocal endomicroscopy device. Although we do not currently view these companies as competitors, these companies may compete with us in their respective application areas, which could possibly become broader and expand into our applications. Our confocal imaging devices compete with other noninvasive screening technologies which are sold by companies such as FotoFinder Systems, Inc., Mela Sciences, Inc., Michelson Diagnostics and Verisante. Though we do not believe that we compete with any specific large companies currently, major medical imaging companies such as General Electric Co., Siemens and Philips Healthcare, each of which manufacture and market precision medical diagnostic products, could decide to develop or acquire a product or products to compete with our VivaScope confocal imagers.

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

The FDA cleared our 510(k) application for our VivaScope System (i.e., our VivaScope 1500 and VivaScope 3000) as a Class II device in September 2008. Our ex-vivo imager, the VivaScope 2500 is registered with the FDA as a Class I device, similar to conventional medical microscopes used by pathologists to view microscope slides of human tissue, and our VivaNet telepathology server is registered with the FDA as a Class I device. We believe these FDA clearances for our VivaScope products and telepathology are sufficient for us to pursue our business strategy for the foreseeable future. Future products or applications may require additional FDA clearances and may also involve clinical trials to demonstrate whether they are safe and effective for their indicated medical applications.

Devices like our VivaScopes that are approved or cleared and placed in commercial distribution are subject to numerous regulatory requirements, including: 1) establishment registration and device listing; 2) Quality System Regulation (QSR) which is an FDA requirement that manufacturers follow design, testing, control, documentation and other quality assurance procedures; 3) labeling regulations that impose labeling restrictions and prohibit the promotion of products for unapproved or “off-label” uses; 4) medical device reporting regulations that require reporting to the FDA if a device caused or contributed to a death or serious injury or malfunctioned so as to cause or contribute to a death or serious injury if the malfunction were to recur; and 5) corrections and removal reporting regulations that require manufacturers to report field corrections and product recalls or removals undertaken to reduce risk to health by the device or to correct an FD&C violation that presents a risk to health. Also, the FDA may require postmarket surveillance studies or establishment and maintenance of a system for tracking products through the distribution channel to the patient level.

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

Medical Device Regulation Outside of the U.S. Sales of our medical devices outside of the U.S. are subject to foreign government regulations that vary substantially from country to country. Some countries have little to no regulation whereas other countries have a premarket notice or premarket acceptance similar to the FDA for clinical applications. The time required to obtain approval in a foreign country may be either shorter or longer than that required for FDA approval, and the requirements for approval may differ. Generally, sales of our products outside of the U.S. for non-clinical use require little or no registration.

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

Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products for clinical applications. In this regard, we have obtained regulatory approval to market our VivaScope 1500 for clinical applications in Canada through its Health Canada Administration, in Australia through its Therapeutic Goods Administration, in Brazil through its Brazilian Health Surveillance Agency, and in China through its State Food and Drug Administration, although in China we are currently in a renewal process.

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

Other U.S. Government Regulation. The advertising of our medical devices is, and will continue to be, subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of our medical devices are subject to complex federal and state laws and regulations generally intended to deter, detect, and respond to fraud and abuse in the healthcare system. These laws and regulations often restrict or prohibit pricing, discounting, commissions and other commercial practices that are typical outside of the healthcare market. In particular, anti-kickback and self-referral laws and regulations limit our promotional programs and financial arrangements related to the sale of our products and related services to physicians seeking reimbursement from Medicare, Medicaid, private insurers or patients. Sanctions for violating the above federal laws include criminal and civil penalties ranging from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs.

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

Employees

As of December 31, 2013, we had 28 full-time employees. Ten of our employees were engaged in product and software research and development, two in clinical and regulatory affairs, seven in production, six in marketing and sales and three in administration.

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

We reported net losses of approximately $5.5 million and $9.8 million in 2013 and 2012, respectively. As of December 31, 2013, we had an accumulated deficit of approximately $52.0 million. We have devoted substantially all of our resources to research and development and sales of our products. Our success will depend upon, among other things, our ability to successfully market and sell our products and to generate revenues. Unanticipated problems, expenses and delays are frequently encountered in developing and commercializing new technology. These include, but are not limited to, competition, the need to gain clinical acceptance of our technology, the need for sales and marketing expertise, regulatory concerns, and setbacks in the continued development of new technology. We expect to continue to incur operating losses for the foreseeable future and require additional capital to fund ongoing operations. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity. If we are not able to fund our cash needs, we will not be able to continue as a going concern, and it is likely that all of our investors would lose their investment. If we are unable to obtain the necessary capital or financing to fund our cash needs it will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition,

Our limited cash resources and working capital deficit may result in our inability to continue operations unless we obtain additional financing.

As of December 31, 2013, we had cash and cash equivalents of $0.8 million and a working capital deficit of $5.1 million. In 2013, our cash used in operating activities totaled $4.8 million. As a result of our limited cash resources and working capital deficit, we are delinquent in paying a number of our creditors. Unless we obtain additional financing in the coming months, we will need to substantially curtail operations and may be unable to continue our business.

Our indebtedness and financing arrangements could negatively impact our business.

As of December 31, 2013, we had approximately $12.0 million of outstanding debt.  We cannot be sure that our future working capital or cash flows, combined with any funds resulting from our current fund raising efforts, will be sufficient to meet our debt obligations and commitments. Any failure by us to repay such debt in accordance with its terms or to renegotiate and extend such terms would have a negative impact on our business and financial condition, and may result in legal claims by our creditors.  In addition, the existence of our outstanding debt many hinder or prevent us from raising new equity or debt financing.  Our ability to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets or force us into bankruptcy proceedings or involuntary receivership.

We cannot assure you that we will be able to achieve or accomplish the projections of our future plans and prospects included in this report.

This report includes certain projections of our plans and prospects for the future. Our future actions and results may differ materially from these projections due to risks, uncertainties and other factors, many of which are beyond our control, including but not limited to:

●	the level and timing of expenses for product development and sales, general and administrative expenses;
●	our ability to successfully enter into or maintain partnering arrangements, and the terms of those relationships;
●	commercial success with our existing product and success in identifying and sourcing new product opportunities;
●	the development of new competitive technologies or products by others and competitive pricing pressures;
●	the failure to obtain appropriate reimbursement for public and private third-party payers;
●	the occurrence of unforeseen regulatory, including FDA, requirements or restrictions;
●	changes in demand for our products;
15

●	changes in product development costs;
●	changes in the amount that we invest to develop, acquire or license new technologies and processes;
●	business interruptions;
●	departures of executives or other key management employees;
●	foreign exchange fluctuations;
●	changes in general economic, industry and market conditions, both domestically and in our foreign markets; and
●	changes in governmental, accounting and tax rules and regulations, environmental, health and safety requirements, and other rules and regulations.

Based on the above factors and other risks and uncertainties, our future plans and prospects may differ materially from our projections.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our auditors have indicated in their reports on our financial statements for the fiscal years ended December 31, 2013 and 2012 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend on our ability to obtain additional financing when necessary, which is not certain. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

Our ability to produce revenues ultimately depends on our ability to sell our products. We currently have limited experience in marketing or selling our products, and a limited marketing and sales staff and distribution capabilities. Developing a marketing and sales force is time-consuming and will involve the investment of significant amounts of financial and management resources, and could delay the launch of new products or expansion of existing product sales. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our ability to generate revenues will suffer.

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

If we are unable to obtain adequate reimbursement from healthcare payers, or acceptable prices, for our products, our revenues and prospects for profitability in the clinical market will suffer.

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

Our sales to date have been to a limited number of distributors and customers. For the year ended December 31, 2013, sales to two distributors were in the amounts of approximately $1.4 million and $0.5 million representing 42% and 15%, respectively, of our total revenues. Our distribution agreements with these key distributors may be terminated, or our distributors may fail to perform their obligations under such agreements. If either of these events occurs, our marketing and distribution efforts may be impaired and our revenues may be adversely impacted. We may experience greater or lesser customer concentration in the future. However, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large customers and distributors. In certain countries our regulatory approval is in the name of the distributor. In the event the relationship with such distributor terminated, we would need to go through the process of reobtaining the regulatory approval in another name which would impact our ability to sell product until such approval was obtained. The loss of, material reduction in sales volume to, or significant adverse change in our relationship with any of our key distributors could have a material adverse effect on our revenue in any given period and may result in significant annual and quarterly revenue variations. Although we may be able to sell directly to customers if our relationships with any or all of our key distributors terminate, the development of our sales and distribution capabilities could involve significant expense and delay.

We operate in highly competitive markets, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Currently our largest competitive threat in clinical markets is a surgical biopsy, which is the standard of care. Although we possess patented technology for our VivaScope products and our VivaNet telepathology system, we face competition, both nationally and internationally, from companies marketing technologies which offer an alternative to confocal microscopy and traditional biopsy. Many of these companies have established name recognition, reputation, and market presence, and may have greater financial, technical, sales, marketing and other resources than we have, enabling them to better withstand the impact of risks associated with a highly competitive industry.

Companies that have developed devices using confocal microscopy include those which have applications in ophthalmology, such as Nidek, and in gastroenterology, such as Mauna Kea Technologies, which has a confocal endomicroscopy device. Although we do not currently view these companies as competitors, these companies may compete with us in their respective application areas, which could possibly become broader and expand into our applications. Our confocal imaging devices compete with other noninvasive screening technologies which are sold by companies such as FotoFinder Systems, Inc., Mela Sciences, Inc., Michelson Diagnostics and Verisante. Though we do not believe that we compete with any specific large companies currently, major medical imaging companies such as General Electric Co., Siemens and Philips Healthcare, each of which manufacture and market precision medical diagnostic products, could decide to develop or acquire a product or products to compete with our VivaScope confocal imagers.

In the medical and therapeutic product research and development market companies with confocal microscopy products that we compete with include Nikon Corporation, Olympus Corporation, Carl Zeiss AG and Leica Microsystems Inc. These companies have established name recognition, reputation, and market presence, and greater financial, technical, sales, marketing and other resources than we have.

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

Our customers can include hospitals and physicians that typically bill various third-party payers, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare diagnostic services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payers is critical to the success of medical technology companies. The availability of reimbursement affects which products or services customers purchase and the prices they may be willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products and services. In the U.S. and in some foreign markets pricing and profitability of medical devices may be subject to government control. In the U.S. many private payers look to the Centers for Medicare & Medicaid Services, or CMS, which administer the Medicare program, in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payers. Legislative or administrative reforms to reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of diagnostic tools, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.

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

Our products are regulated in the markets we operate as well as the associated manufacturing, labeling and record keeping procedures. Regulatory clearance or approval to market a diagnostic product may contain limitations on the indicated uses of the product. Marketing clearance or approval can also be withdrawn by regulators due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval. In addition, regulators have the authority to change or modify their regulations at any time, and also has the authority to change the medical classification of our products, thereby increasing the associated regulations to which we must adhere.

The regulations affecting healthcare change frequently, thereby increasing the uncertainty and risk associated with any healthcare related venture, including our business and our products. In addition, regulations and guidance are often revised or reinterpreted in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

Applicable laws and regulations are extremely complex and, in some cases, still evolving. Though we incur significant fees related to regulatory compliance, if our operations are found to be in violation of any of the laws and regulations that govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s time and attention from the operation of our business.

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

Our manufacturing efforts currently rely on various suppliers that supply components and subassemblies required for the final assembly and test of our devices. Some of these suppliers are sole-source suppliers. Contract manufacturers of some of our components, such as completed circuit boards, may also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, long lead times and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including: suppliers may make errors in manufacturing components that could negatively affect the effectiveness or safety of our products, or cause delays in shipment of our products; we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms; we may have difficulty locating and qualifying alternative suppliers for our sole-source suppliers; our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner; and our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

Our success will depend on our ability to attract and retain our personnel.

Our success is particularly dependent upon the continued service of our executive officers and other key employees. We have currently executed employment agreements with our CEO, CFO, CTO and VP of Operations. The agreements range in term from three to five years and each are renewable for additional one-year terms unless either we or the executive send written notice to the other party of its intention not to renew at least ninety (90) days prior to expiration of the then-current term. Each of these executives has agreed, pursuant to his or her respective employment agreement, not to compete with us, nor solicit our customers or employees, for a period of one (1) year following the termination of such executive’s employment. All of our employees, including our executive officers, have executed our standard form of Employee Invention, Copyright, Proprietary Information and Conflicts of Interest Agreement. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business and results of operations. Our future success will depend in part upon our ability to attract and retain highly qualified personnel. We may not be successful in hiring, retaining or developing sufficient qualified individuals.

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

We regularly review and update our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures, and have concluded that our internal control over financial reporting was not fully effective. We maintain controls and procedures to mitigate risks, such as processing system failures and errors. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Events could occur which are not prevented or detected by our internal controls. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could cause a failure to meet our reporting obligations under applicable federal securities laws, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are an “emerging growth company,” or “EGC”, and any decision on our part to comply only with certain reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

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

Poor or uncertain global economic conditions have had and could continue to have an adverse effect on our operating results.

The global economic environment began to deteriorate significantly in 2008, with declining values in real estate, increased unemployment and volatility in the global financial markets resulting in reduced credit lending by banks, solvency concerns of major financial institutions and sovereign debt issues. Economic and market conditions have continued to be volatile and uncertain in many markets around the world. In Europe where the sale of our products constituted 41% of our total sales in fiscal 2013, sovereign debt issues, government austerity programs, and bank credit issues continue to affect the capital markets of numerous European countries. These circumstances have had, and are expected to continue to have, a negative impact on our business. If the global economy continues to be weak or deteriorate further, there will likely be a negative impact on our revenues, operating margins and earnings.

Risks Relating to Our Securities

Because our securities are quoted on the OTCQB marketplace, our liquidity and the price of our securities are limited and our investors may be subject to significant restrictions on the resale of our securities due to state “Blue Sky” laws.

Our common stock and warrants are traded on the OTCQB marketplace quotation system, which is a FINRA-sponsored entity and operated inter-dealer automated quotation system for equity securities not included in a national exchange. Quotation of our securities on the OTCQB marketplace limits the liquidity and price of our securities more than if our securities were quoted or listed on the NYSE Amex or the Nasdaq Capital Market, which are national securities exchanges. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our securities will be registered or exempt from registration under the laws of any state. Since our securities are listed on the OTCQB marketplace, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our securities. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our securities to be limited, as you may be unable to resell your securities without the significant expense of state registration or qualification.

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

Because our shares are subject to the penny stock rules, it may be more difficult to sell our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTC Markets does not meet such requirements and for so long as the price of our common stock is less than $5.00, our securities will be deemed penny stocks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore security holders may have difficulty selling their shares.

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

The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock: the announcement of new products or product enhancements by us or our competitors; developments or disputes concerning patents or other intellectual property rights; changes in the structure of third-party reimbursement in the U.S.; the departure of key personnel; results of our research and development efforts and our clinical trials; regulatory developments in the U.S. and foreign countries; developments concerning our clinical collaborators, suppliers or marketing partners; changes in financial estimates or recommendations by securities analysts; lack of trading volume in the stock, failure of any new products, if approved, to achieve commercial success; product liability claims and litigation against us; the strength and variations in our financial results or those of companies that are perceived to be similar to us; general economic, industry and market conditions; and future sales of our common stock.

Concentration of ownership among our directors, executive officers, and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon beneficial ownership as of December 31, 2013, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned a significant percentage of our outstanding common stock. To the extent that our affiliates may purchase additional shares, that percentage will be even higher. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under New York law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that differ from those of the stockholders. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Provisions of our certificate of incorporation and bylaws and applicable provisions of New York law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our Board of Directors. These provisions:

●	limit who may call a special meeting of stockholders; and,

●	do not permit cumulative voting in the election of our directors, which would otherwise permit less than a majority of stockholders to elect directors;

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 9,000 square feet of office, laboratory, and assembly space in the same building as our principal executive offices located at 50 Methodist Hill Drive, Suite 1000, Rochester, NY 14623 under a lease which expires in March 2021. As a cost-reduction measure, we recently moved from our previous location at 95 Methodist Hill Drive, Suite 500. In addition, in January 2014, we entered into a lease agreement for office space in Andover, MA that expires in February 2017. We believe these facilities will be adequate to meet our current and reasonably foreseeable requirements, and that, if needed, we will be able to obtain additional space on commercially reasonable terms.

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

Market Information

Our units, each consisting of one share of common stock and one warrant, were traded on the OTC Bulletin Board and were maintained by the Financial Industry Regulatory Authority under the symbol “LCDCU” from December 28, 2011 to February 24, 2012. Upon a mandatory separation of our units on February 27, 2012, our units ceased trading on the OTC Bulletin Board and our common stock and warrants began trading on the OTC Bulletin Board, now OTCQB under the symbols “LCDX” and “LCDXW,” respectively.

The following tables set forth the range of high and low per share sales prices for our common stock, as reported by the OTCQB marketplace from the date on which our common stock began trading through December 31, 2013. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not represent actual transactions:

	2013		2012
Period	High ($)	Low ($)	High ($)	Low ($)
Quarter ended March 31	$1.50	$1.00	—	—
Quarter ended June 30	$1.30	$0.25	$2.00	$0.51
Quarter ended September 30	$1.30	$0.70	$2.25	$0.45
Quarter ended December 31	$1.05	$0.51	$2.00	$0.25

Holders

As of February 28, 2014, there were approximately 150 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of stockholders of record.

Dividends

We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	1,740,500	$1.76	501,000

Equity compensation plans not approved by security holders (2)	1,770,500	1.03	259,721

Total	3,511,000	$1.39	760,721

(1)	Includes the Lucid, Inc. Year 2000 Stock Option Plan, the Lucid, Inc. 2007 Long-Term Incentive Plan, and the Lucid, Inc. 2010 Long-Term Equity Incentive Plan. No further awards may be made under the Year 2000 Stock Option Plan or the 2007 Long-Term Incentive Plan.
(2)	Includes the Lucid, Inc. 2012 Stock Option and Incentive Plan adopted by the Board of Directors in July 2012 and subject to stockholder approval at the next stockholder meeting.

See Note 13 of Item 8 of this Annual Report on Form 10-K for a summary of our equity compensation plans.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued by us during the year ended December 31, 2013 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such shares and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

a.	Common Stock Warrants Issued in Lieu of Cash Payment for Services Rendered

In December 2013, we issued to our public relations firm stock warrants to purchase up to 42,500 shares of our common stock, at an exercise price of $1.00 per share, in connection with a letter agreement for services.

b.	Common Stock Warrants

During 2013, we issued warrants to purchase 132,583 shares of common stock as a result of anti-dilution adjustments triggered by the issuances of shares of common stock and warrants.

No underwriters were involved in the foregoing issuances of securities. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder of the Securities Acts as transactions by an issuer not involving any public offering.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The certificates representing the issued shares of capital stock and the warrants described herein included appropriate legends setting forth that the applicable securities have not been registered and the applicable restrictions on transfer.

Item 6.	Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elswhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties – see “Special Note Regarding Forward-Looking Statements.” You should review “Item 1A. Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

	Year Ended December 31,
	2013	2012
Statement of Operations Data:

Revenue	$3,341,253	$2,434,585

Operating expenses:
Cost of revenue	2,687,397	2,401,729
General and administrative	2,305,264	4,025,245
Sales and marketing	1,670,041	1,809,434
Engineering, research and development	1,531,245	3,764,816
Total operating expenses	8,193,947	12,001,224

Loss from operations	(4,852,694)	(9,566,639)

Other expenses, net	(626,557)	(253,986)

Net loss	$(5,479,251)	$(9,820,625)

Basic and diluted net loss per common share	$(0.65)	$(1.23)

Weighted-average number of common shares outstanding	8,384,708	7,998,662

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

We have devoted substantially all of our resources to the development of our technologies, which expenses have included research and development, conducting clinical investigations for our product candidates, protecting our intellectual property and the general and administrative support of these operations. While we have generated revenue through product sales, we have funded our operations largely through an initial public equity offering and multiple rounds of private debt and equity financings. We have never been profitable and we reported net losses of approximately $5.5 million and $9.8 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had total stockholders’ deficit of approximately $12.5 million. We expect to incur operating losses for the foreseeable future as we invest substantial resources to promote the commercialization, and attempt to achieve widespread adoption, of our products. We expect that research and development expenses and sales and marketing expenses will increase along with general and administrative costs, as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

As of December 31, 2013, we had cash and cash equivalents of $0.8 million and a working capital deficit of $5.1 million. In 2013, our cash used in operating activities totaled $4.8 million. As a result of our limited cash resources and working capital deficit, we are delinquent in paying a number of our creditors. Unless we obtain additional financing in the coming months, we will need to substantially curtail operations and may be unable to continue our business.

Our revenues are derived from the sale of our products and services, primarily VivaScopes, as well as an immaterial amount of revenue from maintenance and support services. We recognize product revenue when evidence of an agreement exists, title has passed (generally upon shipment) or services have been rendered. Certain direct sales contracts require installation at the customer’s location prior to acceptance. As such, revenue recognition on these contracts is typically delayed until all aspects of delivery, including installation, are complete. In addition, should the contract include training, revenue recognition is delayed until training is complete.

Results of Operations

Years Ended December 31, 2013 and 2012

We reported a net loss of $5.5 million or $(0.65) per share for the year ended December 31, 2013 as compared to a consolidated net loss of $9.8 million or $(1.23) per share for the year ended December 31, 2012. The decrease in net losses in 2013 resulted primarily from an increase in sales and an overall decrease in operating expenses.

The following presents a more detailed discussion of our operating results:

Product sales.    For the years ended December 31, 2013 and 2012, we recorded sales of our products of $3.3 million and $2.4 million, respectively. The increase was primarily attributed to an increase in sales in North America of $0.4 million combined with an increase in distributor sales in Europe and Asia of $0.3 million and $0.1 million, respectively. Percentages of total sales by geographic region are as follows:

	Year Ended December 31,
	2013		2012
	Product Sales	Percent	Product Sales	Percent
	(in millions)		(in millions)

North America	$0.9	27%	$0.5	23%
Europe	1.3	41%	1.0	39%
Asia	0.7	23%	0.6	25%
Latin America	0.3	7%	0.2	8%
Australia	0.1	2%	0.1	5%
Total	$3.3	100%	$2.4	100%

Sales of our products for the quarter ended December 31, 2013 increased $0.4 million from $0.7 million for the quarter ended September 30, 2013 to $1.1 million for the quarter ended December 31, 2013. The increase was primarily due to increased sales to distributors in China and Brazil.

During the year ended December 31, 2012, we began a significant enhancement program to increase the speed and functionality of our VivaScope confocal imagers. We believe the sales of our existing products were negatively impacted during 2012 primarily because we informed our key distributors at the end of 2011 about the 2012 enhancement program. The 2012 enhancement program was substantially completed by September 31, 2012.

Cost of revenue. For the year ended December 31, 2013 and 2012, we incurred cost of revenue of $2.7 million and $2.4 million, respectively. As a percentage of product sales, cost of revenue was 80% and 99% for the years ended December 31, 2013 and 2012, respectively. The decrease in cost of sales as a percentage of product sales reflects a decrease in warranty repairs as well as decreased charges to increase our warranty reserves.

General and administrative expenses. General and administrative expenses consist primarily of salaries and benefits, professional fees, occupancy costs for our office, insurance costs and general corporate expenses, including those costs associated with being a public company. General and administrative expenses decreased $1.7 million from $4.0 million for the year ended December 31, 2012 to $2.3 million for the year ended December 31, 2013. The decrease resulted from decreases in professional fees of $0.5 million, related primarily to legal and audit fees, as well as a decrease in severance expenses since our reduction in force during 2012. For the years ended December 31, 2013 and 2012, general and administrative expenses included non-cash stock-based compensation expenses of $0.2 million and $1.0 million, respectively.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and benefits and general marketing expenses. Sales and marketing expenses decreased $0.1 million from $1.8 million for the year ended December 31, 2012 to $1.7 million for the year ended December 31, 2013. For the years ended December 31, 2013 and 2012, sales and marketing expenses included non-cash stock-based compensation expenses of $32,000 and $0.1 million, respectively.

Engineering, research and development expenses. Engineering, research and development expenses consist primarily of salaries and benefits and material costs used in the development of new products and product improvements. Engineering, research and development expenses decreased $2.3 million from $3.8 million for the year ended December 31, 2012 to $1.5 million for the year ended December 31, 2013. This decrease primarily resulted from a decrease in severance costs of $0.6 million, a decrease in stock-based compensation charges of $0.6 million and a $0.6 million decrease in consulting fees. For the years ended December 31, 2013 and 2012, engineering, research and development expenses included non-cash stock-based compensation expenses of approximately $0.1 and $0.7 million, respectively.

Interest expense. Interest expense increased $0.4 million from $0.4 million for the year ended December 31, 2012 to $0.8 million for the year ended December 31, 2013. The increase in interest expense was a result of the placement of our 2013 Term Loan in May 2013 in the amount of $5.0 million.

Gain (loss) on extinguishment of debt. We recorded a gain on extinguishment of debt of $0.1 million for the year ended December 31, 2013 for the favorable settlement of a promissory note payable, as compared to a loss on extinguishment of debt of $0.4 million during the prior year resulting from the conversion of debt in 2012 related to our 2011 initial public offering.

Fair value adjustment of warrants. For the years ended December 31, 2013 and 2012, we recognized income of $0.1 million and $0.6 million, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock.

Liquidity and Capital Resources

As of December 31, 2013, we had $2.3 million in current assets and $7.4 million in current liabilities, resulting in a working capital deficit of $5.1 million. As of December 31, 2012, we had $2.5 million in current assets and $3.1 million in current liabilities, respectively, resulting in a working capital deficit of $0.6 million. Our working capital decrease was a result of our current liabilities increasing from $3.1 million in 2012 to $7.4 million in 2013 as a result of the classification of our 2013 Term Loan as a current liability at December 31, 2013. The lender has agreed to convert the amounts due under this note into equity pending the raise of $6.0 million in funds (See “Term Loans” below for additional information.) Our current assets consist of cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets. Our current liabilities consist of the current portion of our long-term debt, accounts payable, accrued expenses, and deferred revenue.

As of December 31, 2013, we had cash and cash equivalents of $0.8 million and a working capital deficit of $5.1 million. In 2013, our cash used in operating activities totaled $4.8 million. As a result of our limited cash resources and working capital deficit, we are delinquent in paying a number of our creditors. Unless we obtain additional financing in the coming months, we will need to substantially curtail operations and may be unable to continue our business.

We engaged R.F. Lafferty & Co., Inc. (“Lafferty”) to provide general investment banking services to us in March 2014, replacing H.C. Wainwright & Co., LLC (“H.C. Wainwright”) as our investment bankers. We have agreed to pay Lafferty a retainer for its services as well as to issue common stock, warrants to purchase common stock, a finder’s fee and a transaction fee upon the closing of a financing. See Note 17 - Subsequent Events under Item 8 of this Annual Report on Form 10-K for further information.

We anticipate to continue to generate losses for at least the next year as we develop and expand our products and offerings and seek to commercialize our products and expand our corporate infrastructure. We will continue to require significant amounts of additional capital to fund our operations, and such capital may not be available when we need it on terms that we find favorable, if at all. We are seeking to raise these funds as described above, though we may seek additional debt financings, credit facilities, partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations. Prevailing market conditions may not allow for such a fundraising or new investors may not be prepared to purchase our securities at prices that are greater than the current market price.

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
32

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

As of the date of this report we are delinquent in paying a number of creditors and our liquid assets (cash, cash equivalents and accounts receivable) are not sufficient to meet our obligations many of which are past due. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

Summary of Cash Flows

	For the Year Ended December 31,
	2013	2012
Operating activities	$(4,837,180)	$(7,704,665)
Investing activities	(27,652)	(79,493)
Financing activities	4,724,894	3,814,464
Net decrease in cash and cash equivalents	(139,938)	(3,969,694)

Net cash used in operating activities. Cash used in operating activities was $4.8 million and $7.7 million for the years ended December 31, 2013 and 2012, respectively. The decrease in cash used in operating activities resulted primarily from the decrease in net loss of $4.3 million, offset by increased cash payments for expenses.

Net cash used in investing activities. Cash used in investing activities was approximately $28,000 and $0.1 million for the years ended December 31, 2013 and 2012, respectively, and represents the purchases of fixed assets during these periods.

Net cash provided by financing activities. Cash provided by financing activities was $4.7 million and $3.8 million for the years ended December 31, 2013 and 2012, respectively. The increase in 2013 resulted from the placement of the 2013 Term Loan for $5.0 million, as compared to the placement of the 2012 Term Loan for $7.0 million in 2012 which was partially used to repay existing debt of $3.4 million.

Term Loans. In July 2012, we borrowed $7.0 million from an affiliate pursuant to the 2012 Term Loan, which refinanced a previous loan in the amount of $3.0 million. The 2012 Term Loan bears interest at a rate of 7% per annum, payable quarterly commencing in July 2014 and is secured by all of our assets. The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. The 2012 Term Loan also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable. In October 2013, we entered into a letter agreement with the holder of the 2012 Term Loan, pursuant to which the holder agreed to (i) extend the maturity date by three years to July 5, 2020, (ii) provide that interest will be payable only on maturity, and (iii) provide that the events of default will only be nonpayment at maturity or our insolvency.

In May 2013, we borrowed an additional $5.0 million from the same affiliate under the 2013 Term Loan. The 2013 Term Loan matures in November 2014 and may be prepaid at any time. The 2013 Term Loan bears interest at a rate of 7% per annum, payable upon maturity, and is secured by all of our assets. The 2013 Term Loan includes cross default provisions with the existing 2012 Term Loan. In October 2013, we entered into a letter agreement with the holder of the 2013 Term Loan, pursuant to which the parties agreed that upon the closing of an offering by us in which we raise at least $6 million, all outstanding amounts of principal and interest under the 2013 Term Loan will convert into our common stock on the same terms as such shares sold to other investors in the offering. Upon conversion of the 2013 Term Loan as set forth above, we agreed to issue to the holder a fully-vested warrant to purchase 150,000 shares of our common stock at an exercise price equal to the higher of $1.00 per share or the price at which shares are sold in the offering.

Promissory Notes. As of December 31, 2012, two non-interest bearing promissory notes owed to non-affiliated lenders were outstanding totaling $0.4 million. In May 2013, the outstanding balance of one of the promissory notes was settled in full, resulting in a gain on extinguishment of debt of approximately $81,000 for the year ended December 31, 2013. As of December 31, 2013 the remaining promissory note totaled approximately $24,000 and was classified as a current liability.

Trade Payables and Receivables. Generally, the terms for our trade payables are 30 days from the date of receipt. Certain vendors require partial or full prepayment, especially for parts unique to our orders. As of the date of this report, we are overdue in paying a number of vendors and such condition may adversely impact the Company’s business and its ability to continue to operate as a business.

As of December 31, 2013, we had accounts receivable of approximately $0.5 million. We generally request 50% prepayment from all customers, with the balance due 30 days after shipment, although in certain circumstances we require the full balance prior to shipment. Amounts collected prior to the recognition of revenue are recognized as customer deposits and are included in “accrued expenses and other current liabilities” in the accompanying condensed balance sheets.

Warrants. At December 31, 2013, we had warrants to purchase up to 4,280,553 shares of our common stock outstanding at a weighted average exercise price of $3.17. In March 2014, warrants to purchase 1.4 million shares of our common stock at $1.00 per share were terminated when the Company ended its relationship with H.C. Wainwright.

Stock Options. At December 31, 2013, we had stock options outstanding to purchase 3,511,000 shares of our common stock at a weighted average exercise price of $1.39. In addition, 760,721 shares are available for issuance under our stock option plans upon the grant or issuance of awards.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2013 and as of the date of this report.

Recently Issued Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, SEC, Emerging Issues Task Force, American Institute of Certified Public Accountants and other authoritative accounting bodies to determine the potential impact they may have on our financial statements. Based upon this review, we do not expect any of the recently issued accounting pronouncements to have a material impact on our financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, liquidity and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:

Fair Value. Certain elements of our financial statements require us to make estimates regarding the fair market value of our common stock. In 2013 and 2012, the Company estimated fair market value of our common stock based largely on recent trading history and volume. Because the trading in our stock has been thin and sporadic, exclusive use of the most recent trading price could, at times yield an amount which was not the best indication of fair value.

Historically, we have used estimates of the fair value of our common stock at various dates for the purpose of:

●	Determining the fair value of our common stock on the date of grant of a stock-based compensation award to our employees and non-employees as one of the inputs into determining the grant date fair value of the award.

●	Determining the fair value of our common stock on the date of grant of a restricted stock award to determine the amount of compensation expense to be recorded over the requisite service period.

●	Determining the fair value of our common stock at each reporting period as an input into our model to value warrants classified as liabilities and to value warrants issued in payment of services.

Management has estimated the fair value of our common stock during 2012 and 2013 as follows:

Date of Valuation	Estimate of Fair Value	Purpose
October 1, 2012	$2.00	Grants of stock-based awards
November 8, 2012	$2.00	Grants of stock-based awards
December 18, 2012	$1.40	Issuance of common stock in a private transaction
February 27, 2013	$1.41	Grants of stock-based awards
September 13, 2013	$0.75	Grants of stock-based awards
November 7, 2013	$1.00	Grants of stock-based awards

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

Management has estimated the fair value of our stock option awards during 2012 and 2013 as follows:

Date of Valuation	Type of Stock-Based Award Granted	Weighted Average Estimate of Fair Value	Valuation Method
October 1, 2012	Stock option	$1.23	Black-Scholes pricing model
November 8, 2012	Stock option	$0.87	Black-Scholes pricing model
February 27, 2013	Stock option	$0.60	Black-Scholes pricing model
February 27, 2013	Stock option	$0.81	Black-Scholes pricing model
September 13, 2013	Stock option	$0.45	Black-Scholes pricing model
November 7, 2013	Stock option	$0.65	Black-Scholes pricing model

The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. Key assumptions in the Black-Scholes pricing model include the fair value of common stock, the expected term, expected volatility of the common stock, the risk-free interest rate, and estimated forfeitures. We determined the fair value of our common stock using a variety of factors, discussed above. The expected term is estimated by using the contractual term of the awards and the length of time for the recipient to exercise the awards. Management based expected volatilities on a volatility factor computed based on the historical equity volatilities of the common stock of public comparable firms. The risk-free interest rate was based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected term of the option. Estimated forfeitures are based on management’s current expectations. The expected dividend yield is 0% for all periods presented, based upon our historical practice of not paying cash dividends on its common stock.

Stock Warrants. We account for warrants that are indexed to our own stock or separately traded, such as our warrants registered in our initial public offering, as a component of equity and record those amounts at estimated fair value computed at the date of grant. Certain other warrants, which were issued prior to our initial public offering, contain complex provisions which require estimates of fair value to appropriately record our potential liabilities. These warrants are treated as a liability and were initially recorded at estimated fair value computed at the date of grant and are adjusted to fair value at each reporting period. The fair value of warrants is derived using the Black-Scholes pricing model. The Company believes that the Black-Scholes pricing model results in a value that is not materially different from the value determined using a binomial pricing model. We review each warrant with complex provisions for triggering events at each reporting period and reclassify warrants from liabilities to stockholders’ equity as needed.

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

Revenue Recognition. We recognize revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonable assured. When transactions include multiple deliverables, we apply the accounting guidance for multiple element arrangements to determine if those deliverables constitute separate units of accounting. Revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. Multiple element arrangements have not been material through December 31, 2013. When allocating arrangement consideration, fair value is generally determined by objective evidence, which is based on the price charged when each element is sold separately. All costs related to product shipment are recognized at time of shipment and included in cost of revenue. We do not provide for rights of return to customers on product sales.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

LUCID, INC.

FINANCIAL STATEMENT INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Lucid, Inc.

Rochester, New York

We have audited the accompanying balance sheets of Lucid, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucid, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations, deficit in equity, and projected need to raise additional capital to fund operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp

Boston, Massachusetts

March 12, 2014

LUCID, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$786,509	$926,447
Accounts receivable	499,667	559,336
Inventories - net	708,862	926,236
Prepaid expenses and other current assets	291,135	49,155
Total current assets	2,286,173	2,461,174

PROPERTY AND EQUIPMENT – Net	100,783	107,409

DEFERRED FINANCING COSTS – Net	4,906	6,128

OTHER ASSETS	15,893	15,991

TOTAL ASSETS	$2,407,755	$2,590,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$23,500	$379,311
Current portion of notes payable – related party	5,000,000	—
Accounts payable	536,460	955,514
Accrued expenses and other current liabilities	1,720,867	1,515,334
Current portion of deferred revenue	130,119	244,081
Total current liabilities	7,410,946	3,094,240

WARRANT LIABILITY	1,717	61,808

NOTES PAYABLE – RELATED PARTY - Net	6,757,848	6,698,386

OTHER LONG-TERM LIABILITIES	730,515	443,623

TOTAL LIABILITIES	14,901,026	10,298,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred Stock — par value $.05 per share; 10,000,000 authorized; none issued or outstanding	—	—
Common Stock — par value $.01 per share; 60,000,000 authorized; 8,507,374 issued and outstanding on December 31, 2013 and 2012	85,074	85,074
Additional paid-in capital	39,372,962	38,679,627
Accumulated deficit	(51,951,307)	(46,472,056)
TOTAL STOCKHOLDERS’ DEFICIT	(12,493,271)	(7,707,355)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,407,755	$2,590,702

See accompanying notes to financial statements.

LUCID, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
REVENUES:	$3,341,253	$2,434,585

OPERATING EXPENSES:
Cost of revenue	2,687,397	2,401,729
General and administrative	2,305,264	4,025,245
Sales and marketing	1,670,041	1,809,434
Engineering, research and development	1,531,245	3,764,816
Total operating expenses	8,193,947	12,001,224

LOSS FROM OPERATIONS	(4,852,694)	(9,566,639)

OTHER (EXPENSE) INCOME:
Interest expense	(761,231)	(362,069)
Gain (loss) on extinguishment of debt	80,706	(422,435)
Fair value adjustment of warrants	63,034	594,949
Loss on impairment of long-lived assets	—	(50,285)
Other	(9,066)	(14,146)

NET LOSS	$(5,479,251)	$(9,820,625)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.65)	$(1.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,384,708	7,998,662

See accompanying notes to financial statements.

LUCID, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE—Jan. 1, 2012	7,840,477	$78,405	35,907,806	$(36,651,431)	$(665,220)
Stock-based compensation	—	—	1,795,794	—	1,795,794
Stock option exercises	161,400	1,614	18,806	—	20,420
Issuance of common units	5,300	53	20,204	—	20,257
Issuance of common shares	296,933	2,969	573,899	—	576,868
Forfeiture of restricted stock	(18,500)	(185)	185	—	—
Reclassification of warrants to equity	54,600	546	30,277	—	30,823
Issuance of common stock upon placement of long-term debt, related party	167,164	1,672	332,656	—	334,328
Net loss			—	(9,820,625)	(9,820,625)
BALANCE—Dec. 31, 2012	8,507,374	85,074	38,679,627	(46,472,056)	(7,707,355)
Stock-based compensation	—	—	321,676	—	321,676
Issuance of warrants for services	—	—	374,702	—	374,702
Issuance of warrants in connection with anti-dilution adjustments	—	—	(2,943)	—	(2,943)
Dissolution of subsidiary	—	—	(100)	—	(100)
Net loss	—	—	—	(5,479,251)	(5,479,251)
BALANCE—Dec. 31, 2013	8,507,374	$85,074	$39,372,962	$(51,951,307)	$(12,493,271)

See accompanying notes to financial statements.

LUCID, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,479,251)	$(9,820,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,499	41,687
Loss on disposal of fixed assets	—	3,890
Loss on impairment of long-lived assets	—	50,285
Stock-based compensation	321,676	1,795,794
Warrants issued for services	374,702	—
Fair value adjustment of warrants	(63,034)	(594,949)
(Gain) loss on extinguishment of debt	(80,706)	422,435
Accretion of debt discount	59,464	138,640
Change in:
Accounts receivable	59,670	(169,442)
Inventories	217,374	(196,361)
Prepaid expenses and other current assets	(241,980)	33,677
Other assets	—	(2,167)
Accounts payable	(419,054)	(438,249)
Accrued expenses and other current liabilities	205,533	352,955
Other liabilities	172,927	677,765
Net cash used in operating activities	(4,837,180)	(7,704,665)

CASH FLOWS FROM INVESTING ACTIVITIES – Purchases of property and equipment	(27,652)	(79,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable – related parties	5,000,000	6,652,284
Repayments of debt	(275,106)	(3,448,078)
Loan acquisition costs	—	(64,747)
Issuance of common units	—	20,257
Issuance of common stock	—	654,748
Net cash provided by financing activities	4,724,894	3,814,464

NET DECREASE IN CASH	(139,938)	(3,969,694)

CASH – Beginning of year	926,447	4,896,141

CASH – End of year	$786,509	$926,447

SUPPLEMENTAL CASH FLOW DATA – Cash paid for interest	$—	$62,939

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants in connection with anti-dilution adjustments	$2,943	$—
Refinance of loan acquisition costs with note payable	$—	$26,162
Refinance of debt discount with note payable	$—	$36,633

See accompanying notes to financial statements.

LUCID, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1. NATURE OF OPERATIONS

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

As a cost-saving measure, in January 2013, the Company dissolved its wholly-owned subsidiary Lucid International, Inc. The dissolution of Lucid International, Inc. did not have a significant impact on the Company’s financial position or results of operations. All information regarding periods prior to January 2013 were presented on a consolidated basis.

2. LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT PLANS

As of December 31, 2013, the Company had cash and cash equivalents of $0.8 million and a working capital deficit of $5.1 million. In 2013, cash used in operating activities totaled $4.8 million. As a result of its limited cash resources and working capital deficit, the Company is delinquent in paying a number of its creditors. Unless the Company obtains additional financing in the coming months, it will need to substantially curtail operations and may be unable to continue its business.

The Company engaged H.C. Wainwright & Co., LLC (“H.C. Wainwright”) in August 2013 to identify, originate and develop potential strategic partnerships, assist in merger and acquisition transactions and to raise capital. The Company terminated its engagement with H.C. Wainwright in March 2014 and hired R.F. Lafferty & Co., Inc. (“Lafferty”) to provide general investment banking services. See Note 17 - Subsequent Events for further information.

The Company anticipates to continue to generate losses for at least the next year as it develops and expands its products and offerings and seek to commercialize its products and expand its corporate infrastructure. The Company will continue to require significant amounts of additional capital to fund its operations, and such capital may not be available when it needs it on terms that it finds favorable, if at all. The Company is seeking to raise these funds as described above, though it may seek additional debt financings, credit facilities, partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and the Company may need to downsize or halt its operations. Prevailing market conditions may not allow for such a fundraising or new investors may not be prepared to purchase the Company’s securities at prices that are greater than the current market price.

There can be no assurance that the Company will be successful in attracting alternative debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition—The Company recognizes revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonable assured. When transactions include multiple deliverables, the Company applies the accounting guidance for multiple element arrangements to determine if those deliverables constitute separate units of accounting. Revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. Multiple element arrangements have not been material through December 31, 2013. When allocating arrangement consideration, fair value is generally determined by objective evidence, which is based on the price charged when each element is sold separately.

All costs related to product shipment are recognized at time of shipment and included in cost of revenue. The Company does not provide for rights of return to customers on product sales. Certain direct sales contracts require installation at the customer’s location prior to acceptance. As such, revenue recognition on these contracts is typically delayed until all aspects of delivery, including installation, are complete. In addition, should the contract include training, revenue recognition is delayed until training is complete.

Product Warranty—Medical devices sold are covered by a warranty for up to two years, for which estimated contractual warranty obligations are recorded as an expense at the time of shipment.

Concentrations of Credit Risk—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in demand deposit and money market accounts at financial institutions. The cash balances are insured by the FDIC up to $250,000 per depositor with unlimited insurance for funds in noninterest-bearing transaction accounts through December 31, 2013. At times, the amounts in these accounts may exceed the federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to cash.

The Company provides credit in the normal course of business to the majority of its customers. Accounts for which no payments have been received for several months are considered delinquent and customary collection efforts are initiated. After all collection efforts are exhausted the account is written-off. Allowance for doubtful accounts is based on estimates of probable losses related to accounts receivable balances. At December 31, 2013 and 2012, management has determined that no allowance is required.

For the year ended December 31, 2013, the Company had sales of approximately $1.4 million and $0.5 million to two distributors, respectively. These two distributors accounted for 42% and 15%, respectively, of the Company’s revenues in 2013. For the year ended December 31, 2013, the Company had $0.4 million of accounts receivable related to two distributors and two customers, representing 84% of the Company’s total accounts receivable.

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

Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Computer hardware and software	2 - 3 years
Furniture and fixtures	5 years
Machinery and equipment	2 - 5 years
Office equipment	5 years
Vehicle	5 years

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

When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company recognized an impairment loss on long-lived assets of approximately $50,000 in 2012 and no impairment losses in 2013.

Deferred Financing Costs, Net—Deferred financing costs, net, represents amounts incurred in connection with the Company’s 2013 Term Loan and 2012 Term Loan. These amounts are amortized over the period from the date of issuance to the contractual maturity date or conversion date if earlier. The Company expensed deferred fees of approximately $1,000 and $8,000 for the years ended December 31, 2013 and 2012, respectively, which are included in depreciation and amortization in the statement of cash flows, and as interest expense within the statement of operations.

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

The Company considers warrants that are not indexed to the Company’s own stock to be classified as Level 3. The following table presents the change in Level 3 liabilities:

	2013	2012
Balance at January 1	$61,808	$687,580
Warrants issued for anti-dilution adjustment	2,943	—
Reclassification to equity	—	(30,823)
Fair value adjustment	(63,034)	(594,949)

Balance at December 31	$1,717	$61,808

The fair value of these warrants is derived using the Black-Scholes pricing model using the same assumptions and methodology utilized in the valuation of common stock options described below. (See Note 13-Equity for assumptions used to value warrants.)

The Company’s financial instruments consist principally of accounts receivable, accounts payable and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current values as of December 31, 2013 because of their nature and respective durations. Management estimates the carrying value of its debt instruments approximates fair value as of December 31, 2013. This estimate is based on acceptable valuation methodologies which use market data of similarly sized and situated debt issuers.

Engineering, Research and Development Costs—Engineering, research and development costs are expensed as incurred.

Stock-Based Compensation Plans—The Company measures compensation cost for stock awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. Key assumptions in the Black-Scholes pricing model include the fair value of common stock, the expected term, expected volatility of the common stock, the risk-free interest rate, and estimated forfeitures. Management determined the fair value of the Company’s common stock largely on recent trading history and volumes on the OTCQB. The expected term is estimated by using the contractual term of the awards and the length of time for the recipient to exercise the awards. Management based expected volatilities on a volatility factor computed based on the historical equity volatilities of the common stock of public comparable firms. The risk-free interest rate was based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected term of the option. Estimated forfeitures are based on management’s current expectations. The expected dividend yield is 0% for all periods presented, based upon the Company’s historical practice of not paying cash dividends on its common stock.

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

Debt—When common stock has been issued together with debt, the Company allocates the proceeds between the debt and common stock based on the relative fair value of each financial instrument, resulting in a debt discount to be amortized to interest expense over the term of the debt.

Income Taxes—Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes related primarily to differences between the financial statement and tax basis of assets and liabilities and operating loss and tax credit carryforwards measured by the enacted tax rates that are anticipated to be in effect in the respective jurisdiction when those differences reverse. The deferred tax provision generally represents the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts that more likely than not will be realized.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification (ASC) Topic 740 – Income Taxes. As such, tax positions are recognized only when it is more likely than not (likelihood of greater than 50%) that the position would be sustained upon examination based solely on the technical merits of the position. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes accrued interest and penalties related to income tax liabilities as a component of income tax expense.

Net Loss Per Common Share—Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of dilutive common shares outstanding during the period. Dilutive common shares outstanding are calculated by adding to the weighted average number of common shares outstanding any potential (unissued) shares of common stock assuming conversion, exercise or issuance from the Company’s outstanding warrants, stock options and restricted stock. Since the Company reported a net loss attributable to common stockholders in the years ended December 31, 2013 and 2012, all potential common stock are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per common share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per common share results in the same value. The Company’s nonvested restricted stockholders have the right to participate with common stockholders in dividends and unallocated earnings. Net losses are not allocated to the nonvested restricted stockholders. Therefore, when applicable, basic and diluted earnings per share are computed using the two-class method, under which the Company’s undistributed earnings are allocated to the common and vested restricted stockholders.

Recently Issued Accounting Pronouncements—In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants and other authoritative accounting bodies to determine the potential impact they may have on the Company’s Financial statements. Based upon this review, Management does not expect any of the recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

Reclassifications—Certain immaterial reclassification adjustments have been made to the prior year financial statements to reclassify certain operating costs from General and administrative and Sales and marketing to Engineering, research and development in the accompanying statements of operations to conform to the current year presentation.

4. INVENTORIES

The components of inventories are as follows at December 31:

	2013	2012
Raw materials	$426,996	$659,149
Finished goods	288,068	334,026
Offsite demo equipment	125,669	96,566
Less inventory reserve	(131,871)	(163,505)
	$708,862	$926,236

Offsite demo equipment represents the cost of products physically located at customer locations, during an orientation period for which the Company retains title. As such, no depreciation expense has been recorded on these units. The Inventory reserve at December 31, 2013 includes amounts necessary to adjust the Company’s inventory and offsite demo equipment to net realizable value following the Company’s release of newly redesigned products in 2013.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current liabilities are as follows at December 31:

	2013	2012
Prepaid inventory	$168,768	$195
Other current assets	88,342	—
Prepaid expenses	34,025	48,960
	$291,135	$49,155
47

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2013	2012
Machinery and equipment	$402,889	$407,039
Computer hardware and software	100,245	89,971
Leasehold improvements	46,891	46,891
Furniture and fixtures	29,484	29,484
Vehicle	18,680	18,680
Office equipment	3,869	3,869
	602,058	595,934
Less accumulated depreciation and amortization	(501,275)	(488,525)
	$100,783	$107,409

Depreciation expense totaled approximately $34,000 and $33,000 for the years ended December 31, 2013 and 2012, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2013	2012
Compensation and benefits	$679,556	$635,039
Interest – related party	240,958	265,719
Product warranty liability	384,126	263,000
Other accrued expenses	259,206	211,130
Customer deposits	105,816	79,384
Rent	41,705	39,674
Professional fees	9,500	21,388
	$1,720,867	$1,515,334

In 2012, the Company and certain officers of the Company mutually agreed to terminate their employment relationships. At December 31, 2013 and 2012, the remaining severance was $0.6 million and $0.4 million, respectively, which is included in “Compensation and benefits” in the table above for the current portion of these liabilities.

Customer deposits represent advances paid to the Company by customers for the purchase of equipment.

8. NOTES PAYABLE—RELATED PARTIES

In July 2012, the Company borrowed $7.0 million from an affiliate of the Company pursuant to a Loan and Security Agreement (the “2012 Term Loan”). On October 7, 2013, the Company entered into a letter agreement modifying the 2012 Term Loan by (i) extending the maturity date by three years to July 5, 2020, (ii) providing that interest will be payable only on maturity, and (iii) providing that the events of default will only be nonpayment at maturity or the Company’s insolvency (the “Modification”). The 2012 Term Loan refinanced a previous loan, may be prepaid at any time subject to certain notice requirements, bears interest at a rate of 7% per annum and is secured by all of the Company’s assets. The Company had recorded accrued interest of $0.7 million and $0.3 million at December 31, 2013 and 2012, respectively, in connection with the 2012 Term Loan. As a result of the Modification, accrued interest on the 2012 Term Loan was classified as long-term at December 31, 2013 and is included in Other Long-Term Liabilities on the Company’s financial statements. In connection with the closing of the 2012 Term Loan, the Company issued 167,164 shares of the Company’s common stock to the affiliate. The Company allocated the debt proceeds between the debt and common stock based on the relative fair value of each financial instrument, resulting in a debt discount of $0.3 million which is being amortized to interest expense over the term of the loan. Debt discount was $(0.2) million and $(0.3) million at December 31, 2013 and 2012, respectively, and is included in Notes Payable – Related Party – net.

The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. At December 31, 2013 the Company was in compliance with all covenants. The 2012 Term Loan, as modified by the Modification contains events of default consisting of nonpayment at maturity and the Company’s insolvency. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable.

In May 2013, the Company borrowed an additional $5.0 million from the same affiliate of the Company under the 2013 Term Loan. The 2013 Term Loan matures in November 2014 and may be prepaid at any time. The 2013 Term Loan bears interest at a rate of 7% per annum, payable upon maturity and is secured by all of the Company’s assets. The Company had recorded accrued interest of approximately $0.2 million at December 31, 2013 in connection with the 2013 Term Loan. The 2013 Term Loan includes cross default provisions with the existing 2012 Term Loan. On October 7, 2013, the Company entered into a letter agreement with the holder of the 2013 Term Loan pursuant to which the holder agreed that upon closing of an offering by the Company in which it raises at least $6 million, all outstanding amounts of principal and interest under the 2013 Term Loan will convert into the Company’s common stock on the same terms as such shares sold to other investors in the offering. In exchange for this recapitalization, upon closing, the Company will issue to the holder warrants to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the higher of $1.00 per share or the price paid by the other investors in this offering.

Interest expense on Notes Payable – Related Party totaled $0.7 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. Debt discount amortization of $0.1 million and approximately $33,000 was charged to interest expense for the years ended December 31, 2013 and 2012, respectively.

9. DEBT

As of December 31, 2012, promissory notes outstanding totaled $0.4 million on two notes which do not accrue interest. In May 2013, the outstanding balance of one of the promissory notes was settled in full, resulting in a gain on extinguishment of debt of approximately $81,000 for the year ended December 31, 2013.

As of December 31, 2013 the remaining promissory note totaled approximately $24,000 and was classified as a current liability.

10. INCOME TAXES

Because the Company has incurred net losses, and has provided a full valuation allowance against deferred tax assets, its tax provision is zero for the years ended December 31, 2013 and 2012.

The differences between income taxes computed using the statutory U.S. federal income tax rate and the provision (benefit) for income taxes were as follows:

	2013	2012
Pre-tax net loss	$(5,479,251)	$(9,820,625)
Amount computed using the Statutory U.S. federal rate	$(1,862,946)	$(3,339,012)
State taxes – net of federal benefit	(364,605)	—
Increase (reduction) in taxes resulting from valuation allowance	1,942,560	3,186,987
Fair value adjustment of warrants	(21,432)	(202,283)
Interest on debt treated as equity	20,217	13,284
Stock-based compensation—ISO	39,056	131,221
Warrants	127,399	—
Other	119,751	209,803
Provision (benefit) for income taxes	$—	$—
49

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Current deferred tax asset:
Compensation Reserves	$203,937	$302,196
Deferred revenue	—	—
Prepaid fees	47,565	56,523
Warranty reserve	134,482	89,420
Other	46,190	55,613
	432,174	503,752
Valuation allowance	(432,174)	(503,752)

Net current deferred tax asset	$—	$—

Noncurrent deferred tax asset:
Stock based compensation	1,733,564	1,613,248
Net operating loss	10,464,281	8,580,265
Other	10,949	1,143
	12,208,794	10,194,656
Valuation allowance	(12,208,794)	(10,194,656)
Net noncurrent deferred tax asset	$—	$—
Total	$—	$—

The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred income tax assets and liabilities, estimates of projected future taxable income and tax planning strategies.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2013 and 2012.

As a result of certain realization requirements of ASC Topic 718, Compensation—Stock Compensation, the Company’s deferred tax assets at December 31, 2013 do not include approximately $0.5 million of excess tax benefits from the exercise of nonqualified options that are a component of the Company’s NOL carryovers. Equity will be increased by approximately $0.2 million if and when such deferred tax assets are ultimately realized for federal income tax purposes. The Company uses ordering pursuant to ASC Topic 740, Income Taxes, for purposes of determining when excess tax benefits have been realized.

The Company has federal and state net operating loss carryforwards of approximately $30 million to offset future taxable income which expire between 2014 and 2034. The Company has undergone several equity transactions which may have resulted in an ownership change or changes as defined by Internal Revenue Code Sec. 382. If an ownership change occurred, the use of the Company’s net operating losses (NOLs) may be limited. Because of the Company’s current tax loss position, the Company’s NOLs are not being utilized at this time. The Company will determine whether or not an ownership change has occurred under IRC Sec. 382 before utilizing its NOLs in the future. Also, any future equity raise by the Company may result in an ownership change which would also need to be analyzed under IRC Sec. 382.

As discussed in Note 3, the Company accounts for uncertain tax positions in accordance with ASC Topic 740. The amount of unrecognized tax benefits for uncertain tax positions as of December 31, 2013, was insignificant. Amounts related to uncertain tax positions that may change within the next 12 months are not expected to be material.

The Company files income tax returns with the U.S. government and various states. The Company is not presently under audit by the Internal Revenue Service or any state. The Company’s tax matters for 2006 through 2012 remain subject to examination by the respective federal and state tax authorities.

11. NET LOSS PER COMMON SHARE DATA

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share, as well as a reconciliation of the numerator and denominator used in the computation:

	Year Ended December 31,
	2013	2012
Net loss	$(5,479,251)	$(9,820,625)

Weighted-average common shares outstanding	8,384,708	7,998,662

Basic and diluted net loss per common share	$(0.65)	$(1.23)

The following equivalent shares were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive:

	Year Ended December 31,
	2013	2012
Options to purchase common stock	3,511,000	625,000
Warrants	4,280,553	1,981,661
Restricted stock	122,666	122,666

12. COMMITMENTS AND CONTINGENCIES

Leases – Rent expense was approximately $0.3 million for the years ended December 31, 2013 and 2012, under the terms of the Company’s lease agreements. Minimum future lease payments are as follows at December 31, 2013:

2014	$134,513
2015	97,600
2016	99,552
2017	101,543
2018	103,574
Thereafter	231,422
$768,204

Minimum future lease payments in the chart above include a new lease agreement executed in March 2014 for the Company’s principal executive office which replaced a previous lease for the Company’s former principal executive office.

Product Warranty – Changes in the product warranty accrual for the year ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
Product warranty liability at beginning of period	$263,000	$140,000
Additions to warranty accrual (including changes in estimates)	269,211	385,625
Warranty expenses during the period	(148,085)	(262,625)
Product warranty liability at end of period	$384,126	$263,000

Legal Proceedings – The Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against it. From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

13. EQUITY

Common Stock – The holders of our common stock are entitled to one vote for each share standing in the holder’s name,and holders vote together as a single class on all matters requiring the vote of the stockholders. Common stock holders have no preemptive, subscription or redemption rights. Subject to law and the provisions of our Certificate of Incorporation, our Board of Directors may declare dividends on our stock, payable upon such dates as the Board of Directors may designate. No dividend may be paid on common stock unless all declared but unpaid dividends, if any, on the Preferred Stock have been paid. Under Section 510 of the New York Business Corporation Law (“NYBCL”), the net assets of the corporation upon declaration or distribution of a dividend must remain at least equal to the amount of the corporation’s stated capital.

As part of a restructuring of the board of directors of the Company, five members resigned in February 2012. As a result, the individuals forfeited 18,500 shares of unvested restricted stock, in aggregate.

In December 2012, the Company’s Chairman and his spouse purchased 214,286 shares of common stock in a private transaction with the Company at a price of $1.40 per share.

Stock-Based Awards—In July 2012, the Board of Directors adopted, subject to stockholder approval at the next stockholder meeting, the 2012 Stock Option and Incentive Plan (“the 2012 Plan”). If approved by the stockholders, 1,775,000 shares of common stock will be available for issuance upon the grant or exercise of awards under the 2012 Plan. The 2012 Plan has a ten-year term and provides flexibility to the Executive Compensation Committee to use various equity-based incentive awards, including stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards, as compensation tools to motivate the Company’s workforce. The maximum number of shares of common stock to be issued under the 2012 Plan is 2,030,221, which includes an additional 255,221 shares of common stock available for issuance upon grant or exercise of awards. The additional shares was based on January 1, 2013 and each January 1 thereafter, a number of shares of common stock equal to 3 percent of the number of shares of common stock outstanding on the prior December 31. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2012 Plan are added back to the shares of common stock available for issuance under the 2012 Incentive Plan. As of December 31, 2013, there were options for the purchase of up to 1,770,500 shares outstanding under the 2012 Plan, leaving 259,721 shares reserved for future grants.

In June of 2010, the Company’s stockholders approved a Stock Option Plan (the 2010 Plan), pursuant to which options including incentive and nonqualified options for its common stock and shares of restricted stock may be granted to employees, directors and consultants of the Company. The 2010 Plan also allows for stock awards to be granted a right to receive shares of stock in the future. The Company reserved 2,000,000 common shares for the 2010 Plan and at December 31, 2012, there were 501,000 shares reserved for future grants and 1,480,500 stock options outstanding. Under the terms of the awards, stock-based awards generally have 10-year contractual terms, equity grants for employees generally vest based on three years of continuous service and equity grants for directors and consultants vest over their respective remaining term as of the date of grant. The Company does not capitalize any expense related to the stock option awards.

The Company also has options and restricted stock outstanding under a Stock Option Plan approved by stockholders during 2007 (the 2007 Plan) and options to purchase common shares outstanding under a Stock Option Plan approved by stockholders during 2000 (the 2000 Plan). Under the terms of the awards under these two plans, equity grants for employees generally vest based on three years of continuous service and equity grants for directors and consultants vest over their respective remaining term as of the date of grant. As of December 31, 2013, options to purchase common shares of 102,500 and 157,500 were outstanding under the 2007 Plan and the 2000 Plan, respectively, with an additional 137,500 shares of restricted stock outstanding under the 2007 Plan. As of December 31, 2013, no shares were reserved for future grants under the 2007 Plan or the 2000 Plan.

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

The Company recognizes the expense related to stock option awards on a straight-line basis over the service period. Stock-based compensation expense recognized in the statement of operations is as follows:

	Year Ended December 31,
	2013	2012
Cost of revenue	$8,293	$13,698
General and administrative	184,539	979,547
Sales and marketing	31,663	88,282
Engineering, research and development	97,181	714,267
	$321,676	$1,795,794

A summary of option activity under the Plans and changes during the periods ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,201,774	$5.78
Granted	317,500	2.00
Exercised	(161,400)	0.13
Forfeited or expired	(1,732,874)	6.51
Outstanding at December 31, 2012	625,000	$3.32
Granted	2,919,500	1.01
Exercised	—	—
Forfeited or expired	(33,500)	3.89

Outstanding at December 31, 2013	3,511,000	$1.39	8.8 years	$—

Vested or expected to vest at December 31, 2013	3,440,780	$1.39	8.8 years	$—

Exercisable at December 31, 2013	523,333	$3.38	4.1 years	$—

There were no stock options exercised during the year ended December 31, 2013. The total intrinsic value of stock options exercised during the year ended December 31, 2012 was approximately $0.2 million.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price ($)	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
1.00 – 1.41	2,918,500	9.7 years	$1.01	—	—	$—
2.00 - 2.50	315,000	4.5 years	$2.00	251,666	4.4 years	$2.00
4.00 - 4.30	220,000	3.1 years	$4.09	220,000	3.1 years	$4.09
6.58	40,000	6.5 years	$6.58	40,000	6.5 years	$6.58
8.60 - 8.88	17,500	7.5 years	$8.66	11,667	7.5 years	$8.66
	3,511,000			523,333
53

The weighted-average grant date fair value of options granted during the year ended December 31, 2013 and 2012 was $0.46 and $2.00, respectively. The following assumptions were used to estimate the grant date fair value of options granted using the Black-Scholes option pricing model.

	2013	2012
Risk free interest rate	0.31% - 1.86%	0.31% - 0.94%
Expected dividend yield	0%	0%
Expected term (in years)	2.5 – 6.5	2.5 – 6.5
Expected volatility	70%	70%
Pre-vesting forfeiture rate	2%	2%

As of December 31, 2013 there was $1.3 million of total unrecognized compensation cost related to stock option arrangements granted under the Company’s plans. As of December 31, 2013, the unrecognized cost is expected to be recognized over a weighted average period of 9.5 years.

The Company determines fair value of its restricted stock based on the common stock value on the date of grant. The following table summarizes the Company’s restricted stock activity:

	Number of	Weighted-Average
	Shares	Fair Value

Nonvested at January 1, 2012	191,166	$8.16
Granted	—	$—
Vested	(50,000)	$7.62
Forfeited	(18,500)	$8.41

Nonvested at December 31, 2012	122,666	$8.34
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Nonvested at December 31, 2013	122,666	$8.34

There was no intrinsic value of nonvested restricted stock as of December 31, 2013 and 2012. At December 31, 2013 there was approximately $0.1 million of total unrecognized compensation cost related to restricted stock granted under the Plan. As of December 31, 2013, the unrecognized cost is expected to be recognized over a weighted average period of 1.2 years. As of December 31, 2013, the Company had 137,500 shares of restricted stock outstanding.

Warrants - At December 31, 2013, there were warrants to purchase up to 4,280,553 shares of the Company’s common stock outstanding at a weighted average exercise price of $3.17.

In September 2013, the Company issued to a financial advisor common stock warrants to purchase up to 2,125,000 shares of the Company’s common stock, at an exercise price of $1.00 per share. These warrants expire in February 2019. The estimated fair value was computed using the Black-Scholes option pricing model with the following assumptions: an expected term of 5.5 years; a risk-free interest rate of 1.55%; a dividend yield of zero; and expected volatility of 70%. A portion of the warrant’s estimated fair value of $0.4 million was charged to general and administrative expenses during the third quarter of 2013 at which time one-third of the warrants became exercisable and non-forfeitable, in accordance with Accounting Standards Codification (“ASC”) 505-50 “Equity-Based Payments to Non-Employees.” The remaining unvested two-thirds of the warrants were forfeited and returned to the Company in March 2014, when the Company terminated its engagement with the advisor. See Note 17 – Subsequent Events for further information..

In December, 2013 the Company issued to a public relations firm common stock warrants to purchase up to 42,500 shares of the Company’s common stock, at an exercise price of $1.00 per share. These warrants expire in August 2016. The estimated fair value was computed using the Black-Scholes option pricing model with the following assumptions: an expected term of 2.50 years; a risk-free interest rate of 0.58%; a dividend yield of zero; and expected volatility of 70%. A portion of the warrant’s estimated fair value of approximately $2,000 was charged to general and administrative expenses during the year ended December 31, 2013. The warrants vest monthly during the term of the contract which expires in August 2014 at which time the warrants became exercisable and non-forfeitable, in accordance with Accounting Standards Codification (“ASC”) 505-50 “Equity-Based Payments to Non-Employees.”

During 2013, the Company issued warrants to purchase 132,583 shares of common stock as a result of anti-dilution adjustments triggered by the issuances of shares of common stock and warrants. The value at the date of issuance of $2,943 was recorded to reflect these additional warrants.

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

Under the terms of various agreements, the Company has issued warrants for the purchase of common shares. Warrants are exercisable at the grant date and generally expire 5 to 10 years from the date of the grant.

Changes in the status of outstanding warrants are summarized as follows:

		Warrants
		Weighted-
		Average
	Warrants	Exercise Price

Outstanding at January 1, 2012	2,219,546	$5.84
Issued	5,300	$5.04
Exercised	—	$—
Expired	(9,166)	$6.30
Conversion to Common Stock	(234,019)	$6.77

Outstanding at January 1, 2013	1,981,661	$5.75
Issued	2,167,500	$1.00
Exercised	—	$—
Expired	(1,191)	$6.30
Anti-dilution additional warrants issued	132,583	$6.69

Outstanding at December 31, 2013	4,280,553	$3.17

The following table summarizes information about common stock warrants outstanding at December 31, 2013:

		Warrants Outstanding
Exercise Price ($)		Number of Warrants	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price
1.00		2,167,500	5.1 years		$1.00
2.12 – 2.50		86,205	1.6 years	(1)	$2.30
4.00 – 5.04		1,384,911	2.9 years	(2)	$4.98
6.30 – 6.50	(3)	500,048	1.9 years		$6.50
7.12 – 9.22	(4)	141,889	1.9 years		$7.35
		4,280,553

(1)	Weighted average remaining contractual life excludes 40,000 warrants with no expiration date.
(2)	Weighted average remaining contractual life excludes 35,261 warrants with no expiration date.
(3)	Includes 104,527 warrants issued as a result of anti-dilution adjustments triggered by the issuances of shares of common stock or warrants. This adjustment changed the range of exercise price from $6.30 – $8.22 to $6.30 - $6.50 and the weighted average exercise price from $8.22 to $6.50.
(4)	Includes 28,056 warrants issued as a result of anti-dilution adjustments triggered by the issuances of shares of common stock or warrants. This adjustment changed the range of exercise price from $9.04 – $10.14 to $7.12 - $9.22 and the weighted average exercise price from $9.17 to $7.35.

At the measurement date, the Company estimated the fair value of each warrant using the Black-Scholes option pricing model. The following assumptions were used:

	2013	2012
Risk free interest rate	0.58% - 1.55%	0.25% - 0.36%
Expected dividend yield	0%	0%
Expected term (in years)	2.5 – 5.5	2.0 - 3.0
Expected volatility	70%	70%
55

14. RETIREMENT PLAN

The Company sponsors a defined contribution plan. All contributions are at the discretion of the Company. No Company contributions were made during the years ended 2013 and 2012.

15. SEGMENT INFORMATION

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

	Year Ended December 31,
	2013		2012
	Product Sales	Percent	Product Sales	Percent
	(in millions)		(in millions)

North America	$0.9	27%	$0.5	23%
Europe	1.3	41%	1.0	39%
Asia	0.7	23%	0.6	25%
Latin America	0.3	7%	0.2	8%
Australia	0.1	2%	0.1	5%
Total	$3.3	100%	$2.4	100%

16. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenue	$1,058,610	$515,814	$691,732	$1,075,097
Cost of revenue	748,397	583,544	596,800	758,656
General and administrative	450,188	430,773	818,462	605,841
Sales and marketing	338,789	345,713	547,802	437,737
Engineering, research and development	454,825	340,023	356,594	379,803
Loss from Operations	(933,589)	(1,184,239)	(1,627,926)	(1,106,940)
Net Loss	(1,052,795)	(1,272,027)	(1,855,044)	(1,299,385)
Net loss per common share	$(0.13)	$(0.15)	$(0.22)	$(0.16)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Revenue	$317,809	$571,749	$413,509	$1,131,518
Cost of revenue	495,297	611,649	644,619	1,124,568
General and administrative	1,388,400	1,176,185	1,001,123	(350,691)
Sales and marketing	709,937	332,097	439,808	417,239
Engineering, research and development	776,897	1,103,691	1,211,142	919,262
Loss from Operations	(3,052,722)	(2,651,873)	(2,883,183)	(978,861)
Net Loss	(3,380,644)	(2,338,538)	(3,059,137)	(1,042,306)
Net loss per common share	$(0.43)	$(0.30)	$(0.38)	$(0.13)

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date through the date of filing of these financial statements with the Securities and Exchange Commission for appropriate accounting and disclosure and concluded that there were no subsequent events, other than that described below, requiring adjustment or disclosure in these financial statements.

In March 2014, the Company terminated its engagement with its financial advisor, H.C. Wainwright. As a result of this termination, H.C. Wainwright forfeited and returned to the Company the unvested two-thirds of the warrant to purchase 2,125,000 shares of the Company’s common stock.

In March 2014, the Company engaged Lafferty to provide general investment banking services. In addition to paying a $2,000 monthly retainer for the 6-month term of the engagement, which is creditable against a cash fee at the time of a funding, the Company has agreed to pay Lafferty a transaction fee of 8% of the gross proceeds from the placement of any securities and a fee for unallocated expenses of 1.5% of the gross proceeds. In connection with the placement of any securities, the Company has agreed to issue Lafferty common stock warrants equal to 10% of the number of shares of common stock underlying the securities issued in the financing. Such 10% will only be on the actual common stock issued and shall not apply to any derivative securities. The warrants shall have an exercise price equal to 120% of the price of the securities issued to the investors, except that if the price of the securities issued to investors reaches $0.80 then the exercise price will then become 110% of the price of the securities issued to investors. Additionally, the Company will issue 100,000 shares of its common stock to Lafferty in the event that Lafferty places a minimum of $3 million in escrow by June 1, 2014. Lafferty will receive no fees on monies invested by its directors, employees, stockholders or friends.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of December 31, 2013 are not fully effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

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

In connection with the filing of our Annual Report on Form 10-K for the period ended December 31, 2013, the Company’s management, under the supervision of and with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on that evaluation, management concluded that our internal control over financial reporting was not fully effective. The senior management team and other key personnel perform monitoring and other key control activities to ensure the accuracy of the Company’s filings; however, these procedures are not fully documented or tested in a manner that supports a conclusion that these procedures are designed and operating effectively.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our internal control environment was not fully effective. The senior management team and other key personnel perform monitoring and other key control activities to ensure the accuracy of the Company’s filings; however, these procedures are not fully documented or tested in a manner that supports a conclusion that these procedures are designed and operating effectively.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2013, the Company determined that our internal control environment was not fully effective due to the limited documentation of significant accounting policies, internal controls, management’s estimates and judgments and assessment of recent accounting pronouncements. Due to the size of the accounting department and the lack of financial resources of the company, the opportunities to document and test the internal control environment has been limited.

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

Item 9B.	Other Information

On March 10, 2014, we entered into a Termination Agreement to terminate our engagement with our financial advisor, H.C. Wainwright. As a result of this termination, H.C. Wainwright forfeited and returned to us the unvested two-thirds of the warrant to purchase 2,125,000 shares of our common stock.

On March 10, 2014, we entered into a Letter Agreement to engage Lafferty to provide general investment banking services. In addition to paying a $2,000 monthly retainer for the 6-month term of the engagement, which is creditable against a cash fee at the time of funding, we have agreed to pay Lafferty a transaction fee of 8% of the gross proceeds from the placement of any securities and a fee for unallocated expenses of 1.5% of the gross proceeds. In connection with the placement of any securities, we have agreed to issue Lafferty common stock warrants equal to 10% of the number of shares of common stock underlying the securities issued in the financing. Such 10% will only be on the actual common stock issued and shall not apply to any derivative securities. The warrants shall have an exercise price equal to 120% of the price of the securities issued to the investors, except that if the price of the securities issued to investors reaches $0.80 then the exercise price will then become 110% of the price of the securities issued to investors. Additionally, we will issue 100,000 shares of our common stock to Lafferty in the event that Lafferty places a minimum of $3 million in escrow by June 1, 2014. Lafferty will receive no fees on monies invested by our directors, employees, stockholders or friends.

The description of terms and conditions of the agreement set forth above do not purport to be complete and are qualified in their entirety by the full text of the agreements which are attached hereto as Exhibits 10.28 and 10.29 and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2013 (the “Proxy Statement”).

Item 11.	Executive Compensation

The Information required by this Item is incorporated by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this Item is incorporated by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Information required by this Item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The Information required by this Item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following Financial Statements, Notes thereto and Reports of Independent Registered Public Accounting Firms are set forth under Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Stockholders’ Deficit
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(a)(3)	The following is a complete list of Exhibits filed or incorporated by reference as part of this report:

Exhibit No.	Description of Document

3.1	Restated Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on May 6, 2011 (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.2	Certificate of Amendment to Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on December 6, 2011 (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.3	Amended and Restated Bylaws of Lucid, Inc., as adopted December 14, 2010 (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.2	Warrant to Purchase Convertible Preferred Stock, issued to the New York State Foundation for Science, Technology, and Innovation—Small Business Technology Investment Fund, as successor in interest by statute to New York Urban Development Corporation d/b/a Empire State Development—Small Business Technology Investment Fund, on February 1, 2007, as modified by the Second Modification and Extension Agreement, dated December 31, 2008 (Incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.3	Form of Amended and Restated Common Stock Purchase Warrant—2007 (Incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.4	Form of 2008 Common Stock Warrant (Incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.5	Form of 2009 Common Stock Warrant (Incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.6	Form of 2010/2011 Common Stock Warrant (Incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.7	Common Stock Warrant Issued to Maxim Partners, LLC on November 15, 2010 (Incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.8	Form of Stock Option Agreement under the Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.18 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.9	Form of April 2007 Fixed Quantity Common Stock Warrant (Incorporated by reference to Exhibit 4.19 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.10	Form of August 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.20 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))
59

4.11	Warrant to Purchase Stock, issued to Square 1 Bank on July 20, 2011 (Incorporated by reference to Exhibit 4.21 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.12	Common Stock Warrant issued to Maxim Partners, LLC on July 27, 2011 (Incorporated by reference to Exhibit 4.26 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.13	Form of November 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.27 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.14	Form of Warrant included in the Units (Incorporated by reference to Exhibit 4.29 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.15	Warrant Agreement, dated December 30, 2011, between Lucid, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012 (File No. 001-35379))

4.16	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 3, 2013 (File No. 001-35379))

†10.1	Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.2	Lucid, Inc. 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.3	Lucid, Inc. Year 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.4	Lucid, Inc. 2012 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013 (File No. 001-35379))

10.5	Colocation License Agreement, by and between the Company and PAETEC Communications, Inc., dated September 4, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.6	Joint Venture Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated October 2006 (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.7	Supply Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated December 2006, and letter amendment thereto, dated May 25, 2011 (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.8	Form of Indemnification Agreement by and between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.9	Employment Agreement between the Company and Mr. Hone, dated October 1, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 5, 2012 (File No. 001-35379))

†10.10	Employment Agreement between the Company and Mr. Fox, dated January 11, 2011 (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.11	Employment Agreement between the Company and Mr. Pulsifer, dated October 1, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 5, 2012 (File No. 001-35379))

10.12	Form of Lucid, Inc. Employee Invention, Copyright, Proprietary Information and Conflicts of Interest Agreement (Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.13	Distributor Agreement, dated September 1, 2004, by and between the Company and Integral Corporation (Incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.14	Distributor Agreement, dated February 8, 2008, by and between the Company and ConBio (China) Co., Ltd. (Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))
60

10.15	Promissory Note, given by the Company in favor of Dale Crane, dated December 31, 2010 (Incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.16	Agreement of Lease, dated August 18, 2011, by and between the Company, as Tenant, and 95 Methodist Hill Drive LLC, as Landlord (Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.17	Separation Agreement, Including Release and Waiver of Claims, dated January 30, 2012, between Lucid, Inc. and Marcy Davis-McHugh (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2012 (File No. 001-35379))

10.18	Secured Demand Promissory Note, dated as of May 7, 2012, issued by Lucid, Inc. to Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))

10.19	Security Agreement, dated as of May 7, 2012, by and between Lucid, Inc. and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))

10.20	Guaranty, dated as of May 7, 2012, by L. Michael Hone in favor of Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))

10.21	Loan and Security Agreement, by and between the Company and Northeast LCD Capital, LLC dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2012 (File No. 001-35379))

10.22	Subsequent Term Note, by and between the Company and Northeast LCD Capital, LLC dated May 20, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2013 (File No. 001-35379))

10.23	Intercreditor and Participation Agreement, by and between the Company and Northeast LCD Capital, LLC dated May 20, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2013 (File No. 001-35379))

10.24	Letter agreement dated as of October 7, 2013 by and between Caliber I.D. and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013 (File No. 001-35379))

†10.25	Separation Agreement by and between the Company and Martin Joyce, dated July 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2012 (File No. 001-35379))

†10.26	Resignation Agreement by and between the Company and Jay Eastman, effective September 30, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-35379))

10.27	Letter Agreement dated as of August 22, 2013 by and between the Company and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 27, 2013 (File No. 001-35379))

*10.28	Termination Agreement dated as of March 10, 2014 by and between the Company and H.C. Wainwright & Co., LLC

*10.29	Letter Agreement dated as of March 10, 2014 by and between the Company and R.F. Lafferty & Co., Inc.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2012 (File No. 001-35379))

16.1	Letter from Deloitte & Touche LLP (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2012 (File No. 001-35379))

*23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature page)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
61

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101	The following material from Lucid Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2014.

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

SIGNATURE	TITLE	DATE

/s/ L. Michael Hone	Chief Executive Officer	March 12, 2014
L. Michael Hone	(Principal Executive Officer)

/s/ Richard J. Pulsifer	Chief Financial Officer	March 12, 2014
Richard J. Pulsifer	(Principal Financial and
Accounting Officer)

/s/ William J. Shea	Chairman of the Board of Directors	March 12, 2014
William J. Shea

/s/ Brian Carty	Director	March 12, 2014
Brian Carty

/s/ Kevin M. Cronin	Director	March 12, 2014
Kevin M. Cronin

/s/ Rocco Maggiotto	Director	March 12, 2014
Rocco Maggiotto

/s/ Ruben King-Shaw, Jr.	Director	March 12, 2014
Ruben King-Shaw, Jr.

/s/ Daniel M. Siegel, M.D.	Director	March 12, 2014
Daniel M. Siegel, M.D.

/s/ Paul Stuka	Director	March 12, 2014
Paul Stuka

63

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Restated Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on May 6, 2011 (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.2	Certificate of Amendment to Certificate of Incorporation of Lucid Inc., as filed with the New York Department of State on December 6, 2011 (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

3.3	Amended and Restated Bylaws of Lucid, Inc., as adopted December 14, 2010 (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.2	Warrant to Purchase Convertible Preferred Stock, issued to the New York State Foundation for Science, Technology, and Innovation—Small Business Technology Investment Fund, as successor in interest by statute to New York Urban Development Corporation d/b/a Empire State Development—Small Business Technology Investment Fund, on February 1, 2007, as modified by the Second Modification and Extension Agreement, dated December 31, 2008 (Incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.3	Form of Amended and Restated Common Stock Purchase Warrant—2007 (Incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.4	Form of 2008 Common Stock Warrant (Incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.5	Form of 2009 Common Stock Warrant (Incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.6	Form of 2010/2011 Common Stock Warrant (Incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.7	Common Stock Warrant Issued to Maxim Partners, LLC on November 15, 2010 (Incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.8	Form of Stock Option Agreement under the Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.18 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.9	Form of April 2007 Fixed Quantity Common Stock Warrant (Incorporated by reference to Exhibit 4.19 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.10	Form of August 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.20 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.11	Warrant to Purchase Stock, issued to Square 1 Bank on July 20, 2011 (Incorporated by reference to Exhibit 4.21 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.12	Common Stock Warrant issued to Maxim Partners, LLC on July 27, 2011 (Incorporated by reference to Exhibit 4.26 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.13	Form of November 2008 Fixed Price Common Stock Warrant (Incorporated by reference to Exhibit 4.27 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.14	Form of Warrant included in the Units (Incorporated by reference to Exhibit 4.29 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

4.15	Warrant Agreement, dated December 30, 2011, between Lucid, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012 (File No. 001-35379))

4.16	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 3, 2013 (File No. 001-35379))
64

†10.1	Lucid, Inc. 2010 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.2	Lucid, Inc. 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.3	Lucid, Inc. Year 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.4	Lucid, Inc. 2012 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013 (File No. 001-35379))

10.5	Colocation License Agreement, by and between the Company and PAETEC Communications, Inc., dated September 4, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.6	Joint Venture Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated October 2006 (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.7	Supply Agreement, by and between the Company and Mavig Austria GmbH, an Austrian limited liability company, dated December 2006, and letter amendment thereto, dated May 25, 2011 (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.8	Form of Indemnification Agreement by and between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.9	Employment Agreement between the Company and Mr. Hone, dated October 1, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 5, 2012 (File No. 001-35379))

†10.10	Employment Agreement between the Company and Mr. Fox, dated January 11, 2011 (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.11	Employment Agreement between the Company and Mr. Pulsifer, dated October 1, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 5, 2012 (File No. 001-35379))

10.12	Form of Lucid, Inc. Employee Invention, Copyright, Proprietary Information and Conflicts of Interest Agreement (Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.13	Distributor Agreement, dated September 1, 2004, by and between the Company and Integral Corporation (Incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.14	Distributor Agreement, dated February 8, 2008, by and between the Company and ConBio (China) Co., Ltd. (Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.15	Promissory Note, given by the Company in favor of Dale Crane, dated December 31, 2010 (Incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

10.16	Agreement of Lease, dated August 18, 2011, by and between the Company, as Tenant, and 95 Methodist Hill Drive LLC, as Landlord (Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1, as amended (File No. 333-173555))

†10.17	Separation Agreement, Including Release and Waiver of Claims, dated January 30, 2012, between Lucid, Inc. and Marcy Davis-McHugh (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2012 (File No. 001-35379))

10.18	Secured Demand Promissory Note, dated as of May 7, 2012, issued by Lucid, Inc. to Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))

10.19	Security Agreement, dated as of May 7, 2012, by and between Lucid, Inc. and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))
65

10.20	Guaranty, dated as of May 7, 2012, by L. Michael Hone in favor of Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2012 (File No. 001-35379))

10.21	Loan and Security Agreement, by and between the Company and Northeast LCD Capital, LLC dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2012 (File No. 001-35379))

10.22	Subsequent Term Note, by and between the Company and Northeast LCD Capital, LLC dated May 20, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2013 (File No. 001-35379))

10.23	Intercreditor and Participation Agreement, by and between the Company and Northeast LCD Capital, LLC dated May 20, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2013 (File No. 001-35379))

10.24	Letter agreement dated as of October 7, 2013 by and between Caliber I.D. and Northeast LCD Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013 (File No. 001-35379))

†10.25	Separation Agreement by and between the Company and Martin Joyce, dated July 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2012 (File No. 001-35379))

†10.26	Resignation Agreement by and between the Company and Jay Eastman, effective September 30, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-35379))

10.27	Letter Agreement dated as of August 22, 2013 by and between the Company and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 27, 2013 (File No. 001-35379))

*10.28	Termination Agreement dated as of March 10, 2014 by and between the Company and H.C. Wainwright & Co., LLC

*10.29	Letter Agreement dated as of March 10, 2014 by and between the Company and R.F. Lafferty & Co., Inc.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2012 (File No. 001-35379))

16.1	Letter from Deloitte & Touche LLP (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2012 (File No. 001-35379))

*23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature page)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101	The following material from Lucid Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
66