Form 10-K/A
period 2013-12-31
LUCID INC
filed 2014-04-30
CIK 752902

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

As of April 15, 2014, 8,507,374 shares of Registrant’s common stock were outstanding.

EXPLANATORY NOTE

On March 12, 2014, Lucid, Inc., operating as Caliber Imaging & Diagnostics or Caliber I.D. (the “Company,” “Lucid,” “we,” “us” or “our” ) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”) with the Securities and Exchange Commission (“SEC”). Lucid is filing this Amendment No. 1 to the Annual Report (this “Amendment”) for the purpose of including the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment, Lucid is also including certain currently dated certifications of our Chief Executive Officer and Chief Financial Officer. This Amendment makes reference to the date of the Annual Report, and Lucid has not updated or amended the disclosures contained therein to reflect events that have occurred since the filing of the Annual Report, or modified or updated the disclosures contained in the Annual Report in any way other than as specifically set forth in this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and other filings made by Lucid with the SEC subsequent thereto.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following tables set forth the names, ages as of April 15, 2014 and a brief account of the business experience of each person who is a current director, executive officer or other key personnel of our Company. Each director of our Company will hold office until the next annual meeting of shareholders of our Company or until his or her successor has been elected and qualified.

The directors of the Company are as follows:

Name	Age	Position
William J. Shea	66	Chairman of the Board
L. Michael Hone	64	Director and Chief Executive Officer
Brian Carty*(1),(2),(3)	64	Director
Kevin Cronin*(1)	52	Director
Ruben King-Shaw, Jr.*(1),(2),(3)	52	Director
Rocco Maggiotto*(1),(2),(3)	63	Director
Daniel M. Siegel, M.D.*	56	Director
Paul S. Stuka*(3)	59	Director

The Company’s executive officers (in addition to those directors who also are executive officers as noted above) and other key personnel are as follows:

Name	Age	Position
Jay M. Eastman, Ph.D.	65	Founder, Director Emeritus and Chief Scientist
William J. Fox	48	Vice President of Technical Operations and Chief Technical Officer
Richard C. Christopher	44	Chief Financial Officer, Treasurer and Assistant Secretary
Karen A. Long	37	Controller

*	Independent Director, as determined by the Board of Directors in accordance with Nasdaq marketplace rules.

(1)	Member of Executive Compensation Committee.

(2)	Member of Governance and Nominating Committee.

(3)	Member of Audit Committee.

Directors, Executive Officers and Other Key Personnel

William J. Shea, Chairman, Board of Directors. Mr. Shea was elected to the Board in 2001 and served as our Acting Chief Financial Officer from February 1, 2010 through March 15, 2011. He has more than 35 years of experience in the financial services industry. Mr. Shea co-founded DLB Capital in October of 2006, a private equity firm, which he left in October of 2007. From 2005 to 2006, he served as Chairman of Royal & Sun Alliance, USA, and oversaw its divestiture from RSA, an insurance company headquartered in the United Kingdom which trades on the London Stock Exchange. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc. a public financial services firm which he guided through the bankruptcy and restructuring process, and which was subsequently relisted on the New York Stock Exchange. From 1997 to 2001, he oversaw the turnaround of Centennial Technologies, Inc., a public manufacturing company. Mr. Shea formerly served as Vice Chair and Chief Financial Officer of BankBoston, a public financial services company, from 1993 to 1998, and he was the Vice Chairman of Coopers & Lybrand, a national public accounting firm which has since merged with another entity (Price Waterhouse Coopers, “PwC”), from 1990 to 1992. Overall, he spent 19 years with Coopers & Lybrand from 1974 to1992. Mr. Shea is currently on the boards of AIG SunAmerica, a financial services company and the Board of Demoulas Super Markets. Mr. Shea currently serves on the Board as well as the Audit Committee for World Gold Trust Services, LLC, the sponsor of the SPDR Gold Trust, GLD. Mr. Shea also previously served on the boards of Nasdaq OMX BX, Inc., Boston Private Financial Holdings, Inc., the Boston Children’s Hospital and Northeastern University. Mr. Shea’s significant experience in leadership roles with companies in the financial services industry and his extensive contacts in that industry make him well qualified to serve on our Board. In addition, Mr. Shea brings to our Board useful expertise and knowledge from his past and present service in leadership positions with publicly-held companies.

L. Michael Hone, Director and Chief Executive Officer. Mr. Hone was elected to the Board in 2002. He joined Lucid as Executive Vice President in 2011 and was charged with corporate strategic planning to support the adoption of Lucid’s technology into private dermatology and dermatopathology practices. Effective December 7, 2011, he became our Chief Executive Officer. From June 2008 through August 2010, Mr. Hone served as President, Chief Executive Officer and as a director of American Aerogel. From 2006 through 2008, he was a consultant for Tempus Partners, a business consulting firm of which he was the sole owner. From 2001 to 2005, Mr. Hone served as President and Chief Operating Officer of Conseco, Inc. during which time he helped guide this financial services firm through the bankruptcy and restructuring process, resulting in its relisting on the New York Stock Exchange. He also served as President and CEO of Centennial Technologies, a manufacturer of digital memory that has since been acquired by another entity, and President, Chief Executive Officer, and Chairman of PSC, Inc., an Auto ID manufacturer of barcode equipment; both were public companies traded on Nasdaq. Mr. Hone is a named inventor or co-inventor on seven patents. Mr. Hone also serves as Chairman of the Board of Trustees at the Killington Mountain School, Killington, Vermont. Mr. Hone’s qualifications to serve on our Board include his significant leadership experience with both private and publicly-held companies, his sales and marketing skills, and his technical background.

Brian Carty, Director. Mr. Carty was elected to the Board in 2008, and has served as the Chief Marketing Officer of Steward Health Care since 2009. From 2006 to 2009, he headed his marketing consulting firm, MLM Ventures. Mr. Carty has been President of three advertising agencies, including Wheelhouse in Boston and Hill Holiday in New York, positions that spanned the period from 1995 to 2006. During this period, he oversaw all global merger and post-merger marketing and communications activities for the combination of Price Waterhouse and Coopers & Lybrand which formed the world’s largest professional services firm. Prior to that Mr. Carty served as partner and Chief of Staff to the Chairman of Coopers & Lybrand, and also served as head of world-wide marketing for the firm. We believe that Mr. Carty’s substantial marketing experience enables him to make valuable contributions to our Board, particularly at this stage as we focus on expanding and developing the markets for our products.

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

Ruben King-Shaw, Jr., Director. Mr. King-Shaw was elected to the Board in December 2010. Since 2004, he has served as the chief executive officer of Mansa Equity Partners, Inc., a private equity and investment advisory firm specializing in supporting the growth of healthcare companies. He recently served on the Obama administration’s Medicare’s Program Advisory and Oversight Commission, and he has been a member of the Executive Committee of the Board of Steward Health, LLC since November 2010, and the Lead Director of athenahealth, Inc., a public health services company, from 2004 to 2013. From 2001 to 2003, Mr. King-Shaw served as Chief Operating Officer and Deputy Administrator of the Centers for Medicare and Medicaid Service and prior to public service, had 20 years of operating and executive experience in various health care service organizations. Mr. King-Shaw’s knowledge and experience in the healthcare field, specifically in navigating the reimbursement system, make him a significant asset to our Board.

Rocco Maggiotto, Director. Mr. Maggiotto was elected to the Board in February 2011. He is the CEO of PWRcierge LLC, an independent energy company specializing in cogeneration and alternative energy solutions for not-for-profit institutions. In December 2010, he retired as Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial’s General Insurance Business, a position he held since 2006. Prior to joining Zurich, Mr. Maggiotto was a Senior Executive Advisor at Booz Allen Hamilton, Chairman of Client Development for the Parent Company of Marsh & McLennan Companies, Inc., a retired Senior Partner for PricewaterhouseCoopers and Vice Chairman for the former Coopers & Lybrand, a Managing Partner of their New York region, and Chairman of their worldwide financial services industry practice. He is on the Boards of the Ronald McDonald House of New York, The Weston Playhouse Theatre Company, Canisius College and Canisius High School in Buffalo, NY, and is also President of the Board for the Green Mountain Academy of Lifelong Learning. Mr. Maggiotto currently serves on the board as well as the Audit Committee for World Gold Trust Services, LLC, the sponsor of the SPDR Gold Trust, GLD. We believe that Mr. Maggiotto’s years of experience in the financial services industry, including his experience in leading audit and consulting businesses serving publicly-traded companies, enable him to be a valuable contributor to our Board.

Daniel M. Siegel, M.D., Director. Dr. Siegel was elected to the Board in January 2014. Dr. Siegel has been Clinical Professor of Dermatology at SUNY Downstate Medical Center (State University of New York Health Sciences Center at Brooklyn) since 2004 and has been in private practice at Long Island Skin Cancer and Dermatologic Surgery in Smithtown, NY, a division of ProHealthcare since 2005. He also has been an attending physician at SUNY Downstate Medical Center-University Hospital of Brooklyn since 2002 and at the Brooklyn Campus of the Veterans Administration New York Harbor Healthcare System since 2002, and on the medical staff at Eastern Long Island Hospital in Greenport, NY since 2001. He is a Fellow and Former President of the American Academy of Dermatology. He holds an M.S. in Management and Policy from the State University of New York at Stony Brook, an M.D. from Albany Medical College and a B.S. from Rensselaer Polytechnic Institute. Dr. Siegel has also published numerous papers in peer-reviewed journals. We believe that Dr. Siegel’s substantial experience as physician and professor in dermatology enables him to be a valuable contributor to our Board.

Paul S. Stuka, Director. Mr. Stuka was elected to the Board in June 2013. He has served as Managing Member of Osiris Partners, LLC, an investment adviser (“Osiris”), and is a 30 year investment industry veteran. Prior to founding Osiris in 2000, he served as a Managing Director of Longwood Partners LP, managing small cap institutional accounts. From 1995 until 1997, Mr. Stuka served as a Senior Vice President and portfolio manager of the Market Neutral Growth Fund and Mid Cap Growth Funds at State Street Research & Management Company. From 1986 to 1994, he served as General Partner of Stuka Associates, an investment management firm. Mr. Stuka began his career in 1980 as an Analyst at Fidelity Management & Research Company, where he was an analyst for various industries including healthcare, energy, and transportation, and was an assistant portfolio manager on three mutual funds. In 1984, he became the original manager of the Fidelity OTC Fund. Since August 2011, Mr. Stuka has been an Independent & Non-Executive Director of InspireMD, Inc., also serving on their Nominating, Compensation and Audit Committees. Mr. Stuka’s knowledge and experience regarding healthcare investment matters enables him to be a valuable contributor to our Board.

Jay M. Eastman, Ph.D., Founder, Director Emeritus and Chief Scientist. Dr. Eastman has been with the Company since its founding in 1991. From the Company’s founding through December 7, 2011, when Mr. Eastman became Chief Science Officer, he served as our Chief Executive Officer. Since 1993, Dr. Eastman has served on the board of Arotech Corp., a public company which manufactures defense and security products. Dr. Eastman has been a member of the board of Chapman Instruments, Inc., a manufacturer of precision surface metrology instruments, since 2009. From 1986 to 1997, Dr. Eastman was an executive vice president and senior vice president of strategic planning for PSC, Inc., a public barcode laser scanner manufacturer. Dr. Eastman served on PSC’s Board of Directors from April 1996 through November 2002, during which time the company filed for bankruptcy protection. He holds, as inventor or co-inventor, 44 patents. Dr. Eastman has been a fellow of the Optical Society of America, or OSA, and the Society of Photo-Optical Instrumentation Engineers, or SPIE, as well as an honorary member of the Rochester Engineering Society. As our Chief Science Officer, Dr. Eastman is specially qualified to serve on the Board because of his detailed knowledge of our products, business strategy and operations. Our Board also benefits from Dr. Eastman’s past and present experience serving on other boards of directors and his prior leadership position with a publicly-held company.

William J. Fox, Vice President of Technology Operations and Chief Technology Officer. Mr. Fox is responsible for Lucid’s engineering and manufacturing operations. He joined the Company in 1999, serving as engineering manager until his promotion to his current position in 2005. Prior to joining our Company in 1999, Mr. Fox previously held product engineering positions at Mitsui-Pathtek, Burron Medical, and Fisher Price. He currently manages teams that specialize in technologies such as video-rate confocal scanning laser microscopy and design/development of optics and electronic instrumentation. He holds inventor or coinventor patents in confocal imaging head design and optical examination of tissue, plus instrumentation design and methodology.

Richard C. Christopher. Chief Financial Officer. Mr. Christopher joined the Company in March 2014. He served for eight years as Chief Financial Officer of DUSA Pharmaceuticals, Inc., until its sale to Sun Pharmaceuticals Industries Limited in 2012. DUSA Pharmaceuticals, a vertically integrated specialty dermatology company, was focused primarily on the development and marketing of its Levulan® Photodynamic Therapy technology platform for the treatment of precancerous skin lesions. Mr. Christopher arrived at DUSA in 2000 and held a series of positions of increasing responsibility before assuming the CFO role in January 2005. In December 2012, he oversaw the sale of DUSA Pharmaceuticals to Sun Pharmaceuticals for $230 million, a 38 percent premium to market. He holds a masters of science degree in accounting from Suffolk University in Boston, Massachusetts and a bachelor of science degree in finance from Bentley College in Waltham, Massachusetts.

Karen A. Long, Controller. Ms. Long joined the Company as Controller in June 2010, and primarily is responsible for all accounting functions, including ensuring compliance with financial and future SEC reporting requirements. Prior to joining Lucid, Ms. Long served as the Accounting Manager for Harbinger Group, Inc. (formerly Zapata Corporation) a publicly traded financial holding company, a position she held since 2000. Prior to Harbinger Group, she served as a senior accountant at Arthur Andersen LLP. Ms. Long is a Certified Public Accountant. Ms. Long is a member of the Finance Committee of a local nonprofit organization and the American Institute of Certified Public Accountants.

Board of Directors’ Role in Risk Oversight

Our Board of Directors, or the Board, is responsible for consideration and oversight of risks facing the Company, and is responsible for ensuring that material risks are identified and managed appropriately. The Audit Committee is charged with the evaluation of risk assessment and the Company’s risk management policies. In fulfilling this role, the Audit Committee receives reports directly from the Company’s management. In addition, the Audit Committee reviews and approves the internal audit plan once a year and receives periodic reports from members of senior management and an internal audit on areas of material risk to the Company, including operational, financial, legal, regulatory and strategic risks.

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

Board of Directors Composition

Our Board of Directors currently consists of eight members. At each annual meeting of stockholders, directors are elected to hold office until the next annual meeting. Directors are elected by a plurality of votes cast by stockholders.

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

Audit Committee. The members of our Audit Committee are Rocco Maggiotto (Chair), Brian Carty, Ruben King-Shaw and Paul Stuka. The Audit Committee’s primary duties and responsibilities are to:

●	oversee our accounting and financial reporting processes and the audit of our financial statements and to monitor the integrity our financial statements;
●	monitor the independence and qualifications of our independent auditor;
●	monitor the performance of our independent auditor; and
●	provide an avenue of communication among our independent auditor, management and the Board of Directors.

The Board of Directors has determined that Rocco Maggioto, Brian Carty, Ruben King-Shaw and Paul Stuka each qualify as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K. Each is currently an “independent director” as defined in the marketplace rules of the Nasdaq Stock Market, as well as applicable rules promulgated by the SEC related to the independence of Audit Committee members. The Board of Directors has adopted an Audit Committee Charter, which is available in the “Corporate Governance” section of the “Investor Relations” page included in our website at www.caliberid.com.

Executive Compensation Committee. The members of our Executive Compensation Committee are Brian Carty (Chair), Rocco Maggiotto, Ruben King-Shaw and Kevin Cronin. The primary function of the Executive Compensation Committee is to assist our Board of Directors in fulfilling its responsibilities in connection with the compensation of our directors, officers and employees. It performs this function by:

●	establishing and overseeing compensation programs, including both long term and short term incentive compensation plans for our employees;
●	recommending to the Board the compensation of directors who are not officers;
6

●	administering our equity award plans, both those in existence at the time of adoption of the Charter and those created thereafter, including the granting of equity awards thereunder;
●	approving any disclosures related to compensation included in our proxy statement; and
●	performing such general oversight and investigation functions related to Company compensation inherent to the responsibilities designated herein or set forth in future resolutions of the Board.

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

Governance and Nominating Committee. The members of our Governance and Nominating Committee are Ruben King-Shaw (chair), Brian Carty and Rocco Maggioto. The committee is appointed by the Board of Directors to oversee, review and make periodic recommendations concerning our corporate governance policies, and shall recommend candidates for election to our Board of Directors. To this end, the committee is responsible for:

●	identifying and reviewing candidates for the Board and approving director nominations to be presented for stockholder approval at the annual meeting and to fill any vacancies. The committee will from time to time review the process for identifying and evaluating candidates for election to the Board. The committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.
●	reviewing from time to time the appropriate skills and characteristics required of Board members;
●	periodically reviewing our corporate governance policies and recommending to the Board modifications to the policies as appropriate;
●	having full access to our executives as necessary to carry out its responsibilities;
●	performing any other activities consistent with its charter, our Bylaws and governing law as the committee or the Board deems necessary or appropriate;
●	reviewing the committee charter from time to time for adequacy and recommending any changes to the Board; and
●	reporting to the Board on the major items addressed at each committee meeting.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Election of Directors

The number of directors is determined from time to time by resolution of a majority of the entire Board of Directors then in office. At each annual meeting of shareholders, directors are elected to hold office until the next annual meeting. Directors are elected by a plurality of votes cast by shareholders.

Item 11.	Executive Compensation.

Our compensation programs for our executives have historically consisted primarily of a combination of a competitive base salary combined with long-term equity incentive awards. Our Executive Compensation Committee has retained a compensation consultant to assist it in evaluating our future executive compensation programs.

The compensation paid to our named executive officers for the indicated years and the outstanding equity awards held by them as of December 31, 2013 are set forth below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
L. Michael Hone	2013	350,000	—	—	402,434	—	—	—	752,434
Chief Executive Officer	2012	346,923	—	—	—	—	—	—	346,923
Richard J. Pulsifer (2)(3)	2013	200,000	—	—	120,730	—	—	—	320,730
Chief Financial Officer	2012	100,000	—	—	—	—	—	—	100,000
William J. Fox	2013	135,885	3,272	—	44,715	—	—	—	183,872
Chief Technology Officer	2012	127,115	7,500	—	—	—	—	—	134,615

(1)	The amounts represent the aggregate grant date fair value of stock options granted. The valuation of stock options is based on the assumptions and methodology set forth in Note 13 to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 12, 2014.
(2)	The Company appointed Mr. Pulsifer as Chief Financial Officer on July 9, 2012.
(3)	Mr. Pulsifer ceased to be an employee on April 27, 2014.
8

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information regarding the current holdings of equity awards by our directors and named executive officers on December 31, 2013.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
L. Michael Hone	—	900,000	—	1.00	9/13/2023	—	—	—	—
Chief Executive Officer
Richard J. Pulsifer(1)	—	270,000	—	1.00	9/13/2023	—	—	—	—
Chief Financial Officer
Richard Stathes(2)	20,000	—	—	2.00	9/30/2022	—	—	—	—
VP, Sales and Marketing	—	250,000	—	1.00	9/13/2023	—	—	—	—
William J. Fox(3)	10,000	—	—	4.00	10/31/2016	—	—	—	—
Chief Technology Officer	17,500	—	—	4.30	9/11/2017	—	—	—	—
	21,400	—	—	4.00	10/31/2016	—	—	—	—
	—	150,000	—	1.00	9/13/2023	—	—	—	—
William J. Shea	—	500,000	—	1.00	9/13/2023	—	—	—	—
Chairman of the Board
Brian Carty	—	100,000	—	1.00	9/13/2023	—	—	—	—
Director
Ruben King-Shaw	—	100,000	—	1.00	9/13/2023	—	—	—	—
Director
Rocco Maggiotto	—	150,000	—	1.00	9/13/2023	—	—	—	—
Director
Kevin Cronin	—	100,000	—	1.00	9/13/2023	—	—	—	—
Director
Paul Stuka	—	100,000	—	1.00	9/13/2023	—	—	—	—
Director

(1)	Mr. Pulsifer ceased to be an employee on April 27, 2014 and forfeited all unexcercisable options as of his termination date.
(2)	Richard Stathes resigned from the Company on February 6, 2014, forfeiting all unexercisable options on that date. The remaining exercisable options will terminate on August 6, 2014 if not exercised by such date.
(3)	Includes 671,400 shares underlying stock options (21,400 exercisable and 50,000 unexercisable) held by Mr. Fox’s spouse who is an employee of the Company. Mr. Fox disclaims beneficial ownership of these shares and stock options.

Option Exercises and Stock Vested

No stock options were exercised and no stock vested during 2013.

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

Pursuant to the Employment Agreement, Mr. Pulsifer is subject to non-compete and non-solicitation obligations both during, and after, his employment with the Company. Mr. Pulsifer ceased to be an employee on April 27, 2014.

Mr. Christopher. Mr. Christopher’s Employment Agreement has a three-year initial term commencing on March 18, 2014, which will renew automatically for an additional one-year period unless either party gives notice of non-renewal. Mr. Christopher serves as the Chief Financial Officer of the Company and receives an initial annual base salary of $250,000, which amount will be increased to $295,000 upon the earlier to occur of (i) the 90th day after closing of a capital raise by the Company of at least $6 million, or (ii) August 1, 2014. Thereafter the amount will be redetermined annually by the Executive Compensation Committee. Mr. Christopher is entitled to receive cash incentive compensation as determined by the Executive Compensation Committee and to participate in or receive benefits under all of the Company’s employee benefit plans.

During the term of the Employment Agreement, Mr. Christopher may be eligible to receive annual cash incentive compensation as determined by the Executive Compensation Committee in an amount up to thirty-five percent (35%) of his current base salary for such year. The Executive Compensation Committee may, in its sole discretion, award an annual cash bonus above the thirty-five percent (35%) of Mr. Christopher’s then current salary for outstanding performance.

In the event of termination of employment for any reason, Mr. Christopher would be entitled to the following severance benefits: (i) any base salary earned through the date of termination, unpaid expense reimbursements and unused vacation; and (ii) any vested benefits Mr. Christopher may have under any employee benefit plan of the Company through the date of termination.

In the event of termination of employment by the Company without cause or by Mr. Christopher for good reason, Mr. Christopher would be entitled to the following severance benefits: (i) any vested benefits Mr. Christopher may have under any employee benefit plan of the Company through the date of termination; (ii) two times the sum of Mr. Christopher’s base salary and his average incentive compensation; and (iii) a monthly cash payment for 18 months equal to the amount of monthly employer contribution of the Company for health insurance, if applicable.

During the term of the Employment Agreement, if within 18 months after a change in control, Mr. Christopher’s employment is terminated by the Company without cause or by Mr. Christopher for good reason, Mr. Christopher would be entitled to the following severance benefits: (i) a lump sum in cash in an amount equal to 2.5 times the sum of (A) Mr. Christopher’s base salary plus (B) his average incentive compensation; (ii) acceleration of vesting of all stock options and other stock-based awards; and (iii) a monthly cash payment for 36 months equal to the amount of monthly employer contribution of the Company for health insurance, if applicable.

Pursuant to the Employment Agreement, Mr. Christopher is subject to non-compete and non-solicitation obligations both during, and after, his employment with the Company.

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

Director Compensation

We historically have not paid fees to our non-employee directors for their service in that capacity, though we have compensated our directors with grants of stock options and restricted stock from time to time. During 2013, we granted non-employee directors 100,000 stock options with an additional grant for our Chairman and Audit Committee Chair.

Non-Employee Director Compensation Table for Year Ended December 31, 2013

The following table provides information for 2013 regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2013. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William J. Shea	—	—	223,574	—	—	—	223,574
Brian Carty	—	—	44,715	—	—	—	44,715
Kevin Cronin	—	—	44,715	—	—	—	44,715
Ruben King-Shaw, Jr.	—	—	44,715	—	—	—	44,715
Rocco Maggiotto	—	—	67,072	—	—	—	67,072
Paul S. Stuka	—	—	44,715	—	—	—	44,715

(1)	The following awards of restricted stock were outstanding, but had not vested, as of December 31, 2013: Mr. Shea—62,500; Mr. Carty—37,500; Mr. King-Shaw—12,500; and Mr. Maggiotto – 6,000.
(2)	The amounts represent the aggregate grant date fair value of stock options granted. The valuation of stock options is based on the assumptions and methodology set forth in Note 13 to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 12, 2014.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information as to the beneficial ownership of our common stock as of April 15, 2014:

●	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors and named executive officers; and

●	all executive officers and directors as a group.

The percentage of shares beneficially owned is based on 8,507,374 shares of common stock outstanding as of April 15, 2014. Beneficial ownership is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless indicated below, the persons and entities named below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address for each listed stockholder is c/o Lucid, Inc., 50 Methodist Hill Drive, Suite 1000, Rochester, NY 14623.

Name of Beneficial Owner	Number of Common Shares	Percentage Ownership(1)
Named Executive Officers and Directors:
L. Michael Hone(2)	106,144	1.2%
William J. Shea(3)	365,087	4.3%
Brian Carty(4)	37,500	*
Kevin Cronin(5)	136,209	1.6%
William J. Fox(6)	125,133	1.5%
Ruben J. King-Shaw, Jr.(7)	12,500	*
Rocco Maggiotto(8)	29,593	*
Daniel M. Siegel, M.D(9)	—	*
Paul Stuka(10)	405,442	4.8%
Richard J. Pulsifer	—	*
Richard C. Christopher	—	*
All Directors and Executive Officers as a Group (11 persons)	1,217,608	14.2%
5% Stockholders:
Northeast LCD Capital(11)	2,240,781	24.1%
Mavig GmbH(12)	952,380	10.6%
H.C. Wainwright & Co., LLC(13)	708,333	7.7%
NYSTAR(14)	618,222	7.1%
Verition Multi Strategy Master Fund LTD(15)	519,057	6.0%

*	Represents beneficial ownership of less than one percent.
(1)	Percentages have been computed based upon 8,507,374 shares of common stock outstanding at April 15, 2014, plus, for each person (except where indicated otherwise) and the group, shares that such person or the group has the right to acquire pursuant to restricted common stock and common stock warrants or options, each to the extent exercisable at their option within 60 days after April 15, 2014.
(2)	Includes 37,500 shares of restricted stock, but excludes 900,000 shares of our common stock issuable upon exercise of stock options, which will not vest within 60 days of April 15, 2014.
(3)	Includes 62,500 shares of restricted stock and 300,000 shares held in trust for a minor child. Mr. Shea disclaims beneficial ownership of the shares held in trust. Excludes 500,000 shares of our common stock issuable upon exercise of stock options, which will not vest within 60 days of April 15, 2014.
(4)	Includes 37,500 shares of restricted stock, but excludes 100,000 shares of our common stock issuable upon exercise of stock options, which will not vest within 60 days of April 15, 2014.
(5)	Excludes 100,000 shares of our common stock issuable upon exercise of stock options, which will not vest within 60 days of April 15, 2014.
(6)	Includes 27,500 shares exercisable within 60 days of April 15, 2014. Also includes 16,150 shares of common stock and 21,400 shares issuable upon exercise of stock options exercisable within 60 days of April 15, 2014, held by Mr. Fox’s spouse who is an employee of the Company. Mr. Fox disclaims beneficial ownership of these shares and stock options. Excludes 150,000 shares of our common stock issuable upon exercise of stock options, which will not vest within 60 days of April 15, 2014.
(7)	Includes 12,500 shares of restricted stock, but excludes 100,000 shares of our common stock issuable upon exercise of stock options, which will not vest within 60 days of April 15, 2014.
(8)	Includes 6,000 shares of restricted stock. Also includes 5,270 shares of common stock issuable upon exercise of warrants. Excludes 150,000 shares of our common stock issuable upon exercise of stock options, which will not vest within 60 days of April 15, 2014.
(9)	Excludes 50,000 shares of our common stock issuable upon exercise of unvested stock options, which will not vest within 60 days of April 15, 2014.
(10)	Includes 405,442 shares held by an investment fund for which Mr. Stuka serves as a managing member of the general partner. In such capacity, Mr. Stuka may be deemed to beneficially own the reported securities except to the extent of his pecuniary interest therein, and the inclusion of such securities in this report shall not be deemed an admission of beneficial ownership for purposes of the Section 16 or for any other purpose. Excludes 100,000 shares of our common stock issuable upon exercise of stock options, which will not vest within 60 days of April 15, 2014.
13

(11)	Includes 793,646 shares of common stock issuable upon exercise of warrants. Excludes 150,000 shares of common stock issuable upon exercise of the warrant to be issued to Northeast LCD Capital at the closing of at least $6 million in funds under the Company’s current fundraising. The address of Northeast LCD Capital is c/o Wesley Crowell, Bergen & Parkinson, LLC, 62 Portland Rd, Kennebunk, Maine 04043. Mr. Crowell is the Managing Director of Northeast LCD Capital and, as such, has sole voting and dispositive power over these shares.

(12)	Includes 476,190 shares of common stock issuable upon exercise of warrants. The address of Mavig GmbH is c/o Christian Stoian, PO Box 82 03 62, 81803, Munich, Germany. Christian Stoian is the Chief Executive Officer of Mavig GmbH and, as such, has sole voting and dispositive power over these shares.
(13)	Includes 708,333 shares of common stock issuable upon exercise of warrants. The address of H.C. Wainwright & Co., LLC is 430 Park Avenue, New York, New York 10022. Information based solely upon the last correspondence with this stockholder. Pursuant to the terms of the warrant, H.C. Wainwright & Co., LLC may not own more than a number of shares of the Company’s common stock that, in the aggregate, would exceed 4.99% of the total number of shares of the Company’s common stock then issued or outstanding.
(14)	Includes 151,412 shares of common stock issuable upon exercise of warrants. The address of NYSTAR is c/o Clayton Besch, 30 S. Pearl Street, 11th Floor, Albany, NY 12207. Information based solely upon the last correspondence with this stockholder.
(15)	Includes 115,941 shares of common stock issuable upon exercise of warrants. The address of Verition Multi Strategy Master Fund LTD is 1 American Lane, Greenwich, CT 05831. Information based solely upon the last correspondence with this stockholder.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	1,740,500	$1.76	501,000

Equity compensation plans not approved by security holders(2)	1,770,500	1.03	259,721

Total	3,511,000	$1.39	760,721

(1)	Includes the Lucid, Inc. Year 2000 Stock Option Plan, the Lucid, Inc. 2007 Long-Term Incentive Plan, and the Lucid, Inc. 2010 Long-Term Equity Incentive Plan. No further awards may be made under the Year 2000 Stock Option Plan or the 2007 Long-Term Incentive Plan.
(2)	Includes the Lucid, Inc. 2012 Stock Option and Incentive Plan adopted by the Board of Directors in July 2012 and subject to stockholder approval at the next stockholder meeting.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

In July 2012, we borrowed $7.0 million from Northeast LCD Capital, an affiliate of ours pursuant to a Loan and Security Agreement (the “2012 Term Loan”). On October 7, 2013, we entered into a letter agreement modifying the 2012 Term Loan by (i) extending the maturity date by three years to July 5, 2020, (ii) providing that interest will be payable only on maturity, and (iii) providing that the events of default will only be nonpayment at maturity or our insolvency (the “Modification”). The 2012 Term Loan refinanced a previous loan, may be prepaid at any time subject to certain notice requirements, bears interest at a rate of 7% per annum and is secured by all of our assets. In connection with the closing of the 2012 Term Loan, we issued 167,164 shares of our common stock to the affiliate.

The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. At April 15, 2014 we were in compliance with all covenants. The 2012 Term Loan, as modified by the Modification, contains events of default consisting of nonpayment at maturity and our insolvency. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable.

In May 2013, we borrowed an additional $5.0 million from the same affiliate of ours pursuant to a Subsequent Term Note (the “2013 Term Loan”). The 2013 Term Loan matures in November 2014 and may be prepaid at any time. The 2013 Term Loan bears interest at a rate of 7% per annum, payable upon maturity and is secured by all of our assets. The 2013 Term Loan includes cross default provisions with the existing 2012 Term Loan. On October 7, 2013, we entered into a letter agreement with the holder of the 2013 Term Loan pursuant to which the holder agreed that upon closing of an offering by us in which we raise at least $6 million, all outstanding amounts of principal and interest under the 2013 Term Loan will convert into our common stock on the same terms as such shares sold to other investors in the offering. In exchange for this recapitalization, upon closing, we will issue to the holder warrants to purchase 150,000 shares of our common stock at an exercise price equal to the higher of $1.00 per share or the price paid by the other investors in this offering.

In March 2014, the Board of Directors of Lucid, Inc. (the “Company”) authorized the Company to issue up to approximately $0.9 million in convertible debt and common stock to provide funding to the Company pending completion of a private placement of equity securities (the “Bridge Loan Program”). All convertible debt issued pursuant to the Bridge Loan Program will be payable on demand after November 20, 2014 and will bear interest at a rate of 7% per annum payable upon maturity. Upon closing of a financing in which the Company raises at least $6 million (the “Qualified Financing”), the principal and accrued interest on the convertible debt shall be automatically converted into identical equity securities as those issued in the Qualified Financing on the same terms as in the Qualified Financing. In March 2014, the Company borrowed $0.1 million from a Director of the Company pursuant to the Bridge Loan Program. In April 2014, the Company borrowed under the Bridge Loan Program an additional $0.2 million from other Directors of the Company and $0.2 million from an investment fund in which one of the Company’s Directors is a general partner.

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

Principal Accountant Fees and Services

On July 30, 2012, the Company, as approved by the Audit Committee of its Board of Directors, dismissed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered accounting firm. On August 2, 2012, as approved by the Audit Committee of its Board of Directors, the Company engaged Marcum LLP (“Marcum”) as its new independent registered accounting firm. Deloitte had served as the Company’s independent registered accounting firm since 2008. The table below sets forth the aggregate fees billed by Deloitte and Marcum for audit and audit-related services provided to us in 2013 and 2012. All fees described below were approved by the Audit Committee.

	Year Ended December 31,
	2013	2012
Audit Fees(1)	$104,000	$208,000
Audit-Related Fees(2)	28,000	89,000
Tax Fees(3)	—	—
All Other Fees(4)	3,000	4,000
Total Fees	$135,000	$301,000

(1)	Represents fees for services rendered for the audit of our financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 and 2012, as well as for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Deloitte billed approximately $182,000 of the total audit fees in 2012.

(2)	Represents fees for assurance and related services that are reasonably related to the performance of an audit or review of financial statements. For 2013, the audit-related fees in the table above include approximately $28,000 that Marcum billed us for our Offering Memorandum. For 2012, the audit-related fees in the table above are fees that Deloitte billed us primarily for the review of our final prospectus and the preparation of the comfort letter in connection with our initial public offering, as well as fees for the review of financial and other information included in our S-8 registration.

(3)	Neither Marcum nor Deloitte billed us any fees for tax services in 2013 or 2012.

(4)	Represents approximately $2,000 for each of the years ended December 31, 2013 and 2012, for services provided by Marcum concerning background checks. Includes approximately $1,000 for conference fees provided to Marcum for the year ended December 31, 2013 and approximately $2,000 for fees related to a technical research subscription provided by Deloitte for the year ended December 31, 2012.

Pre-Approval Policies and Procedures

Pursuant to the Audit Committee’s policy, to help ensure the independence of our independent registered public accounting firm, all auditing services and permitted non-audit services (including the terms thereof) to be performed for us by our independent registered public accounting firm must be pre-approved by the Audit Committee, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit.

The Audit Committee approved and retained Marcum to audit our consolidated financial statements for 2013 and 2012 and provide other auditing and audit-related services in 2013 and 2012. The Audit Committee reviewed all services provided by Marcum in 2013 and 2012 and concluded that the services provided were compatible with maintaining its independence in the conduct of its auditing functions.

Marcum is the independent registered public accounting firm that audited our financial statements for the years ending December 31, 2013 and 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

*31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2014.

LUCID, INC.

By:	/s/ L. Michael Hone
Name: L. Michael Hone Title: Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ L. Michael Hone	Chief Executive Officer	April 30, 2014
L. Michael Hone	(Principal Executive Officer)

/s/ Richard C. Christopher	Chief Financial Officer	April 30, 2014
Richard C. Christopher	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	April 30, 2014
William J. Shea

*	Director	April 30, 2014
Brian Carty

*	Director	April 30, 2014
Kevin M. Cronin

*	Director	April 30, 2014
Rocco Maggiotto

*	Director	April 30, 2014
Ruben King-Shaw, Jr.

*	Director	April 30, 2014
Daniel M. Siegel, M.D.

*	Director	April 30, 2014
Paul S. Stuka

*By:	/s/ L. Michael Hone
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description of Document

*31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.