Form 10-Q
period 2014-03-31
LUCID INC
filed 2014-05-09
CIK 752902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

LUCID, INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2014

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

LUCID, INC.
UNAUDITED CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$229,537	$786,509
Accounts receivable	390,859	499,667
Inventories - net	1,005,604	708,862
Prepaid expenses and other current assets	325,380	291,135
Total current assets	1,951,380	2,286,173

PROPERTY AND EQUIPMENT – NET	237,366	100,783

DEFERRED FINANCING COSTS – NET	4,718	4,906

OTHER ASSETS	19,491	15,893

TOTAL ASSETS	$2,212,955	$2,407,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$23,500	$23,500
Current portion of notes payable – related party	5,000,000	5,000,000
Convertible promissory note – related party	100,000	—
Accounts payable	1,262,314	536,460
Accrued expenses and other current liabilities	2,119,149	1,720,867
Current portion of deferred revenue	270,622	130,119
Total current liabilities	8,775,585	7,410,946

WARRANT LIABILITY	1,240	1,717

NOTES PAYABLE – RELATED PARTIES - NET	6,767,162	6,757,848

OTHER LONG-TERM LIABILITIES	851,336	730,515
TOTAL LIABILITIES	16,395,323	14,901,026

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred Stock — par value $.05 per share; 10,000,000 authorized; none issued or outstanding	—	—
Common Stock — par value $.01 per share; 60,000,000 authorized; 8,507,374 issued and outstanding on March 31, 2014 and December 31, 2013	85,074	85,074
Additional paid-in capital	39,507,309	39,372,962
Accumulated deficit	(53,774,751)	(51,951,307)
TOTAL STOCKHOLDERS’ DEFICIT	(14,182,368)	(12,493,271)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,212,955	$2,407,755

See accompanying notes to unaudited condensed financial statements

LUCID, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013

REVENUES	$858,138	$1,058,610

OPERATING EXPENSES:
Cost of revenue	715,779	748,397
General and administrative	776,807	450,188
Sales and marketing	557,899	338,789
Engineering, research and development	393,099	454,825
Total operating expenses	2,443,584	1,992,199

LOSS FROM OPERATIONS	(1,585,446)	(933,589)

OTHER (EXPENSES) INCOME:
Interest expense	(217,403)	(137,812)
Loss on abandonment of long-lived assets	(16,080)	—
Fair value adjustment of warrants	477	24,006
Other	(4,992)	(5,400)

NET LOSS	$(1,823,444)	$(1,052,795)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.22)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,384,708	8,384,708

See accompanying notes to unaudited condensed financial statements

LUCID, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,823,444)	$(1,052,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,288	8,748
Stock-based compensation	132,550	66,959
Fair value adjustment of warrants	(477)	(24,006)
Warrants issued for services	1,797	—
Loss on abandonment of long-lived assets	16,080	—
Accretion of debt discount	9,315	16,716
Change in:
Accounts receivable	108,808	223,841
Inventories	(296,741)	172,704
Prepaid expenses and other current assets	(34,245)	(116,238)
Other assets	(3,600)	—
Accounts payable	725,854	71,299
Accrued expenses and other current liabilities	398,282	363,907
Other liabilities	261,322	(295,804)
Net cash used in operating activities	(485,211)	(564,669)

CASH FLOWS FROM INVESTING ACTIVITIES – Purchases of property and equipment	(171,761)	(15,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(12,750)
Borrowings on debt – related party	100,000	—
Net cash provided by (used in) financing activities	100,000	(12,750)

NET DECREASE IN CASH	(556,972)	(593,069)

CASH – Beginning of period	786,509	926,447

CASH – End of period	$229,537	$333,378

See accompanying notes to unaudited condensed financial statements.

LUCID, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. This unaudited interim financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The year-end balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for any subsequent period or for the entire fiscal year ending December 31, 2014.

2. LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, the Company had cash and cash equivalents of $0.2 million and a working capital deficit of $6.8 million. During the three months ended March 31, 2014, cash used in operating activities totaled $0.5 million. As a result of its limited cash resources and working capital deficit, the Company is delinquent in paying a number of its creditors. Unless the Company obtains additional financing in the coming months, it will need to substantially curtail operations and may be unable to continue its business.

The Company anticipates that it will continue to generate losses for at least the next year as it develops and expands its products and offerings and seek to commercialize its products and expand its corporate infrastructure. The Company will continue to require significant amounts of additional capital to fund its operations, and such capital may not be available when it needs it on terms that it finds favorable, if at all. The Company is currrently seeking to raise these funds, though it may seek additional debt financings, credit facilities, partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and the Company may need to downsize or halt its operations. Prevailing market conditions may not allow for such a fundraising or new investors may not be prepared to purchase the Company’s securities at prices that are greater than the current market price.

There can be no assurance that the Company will be successful in attracting alternative debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no material changes to the summary of significant accounting policies disclosed in Note 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Fair Value Measurements — The Company considers warrants that are not indexed to the Company’s own stock to be classified as Level 3 in the fair value hierarchy. Level 3 valuations are based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. During the three months ended March 31, 2014 and 2013, the Company did not grant any warrants not indexed to the Company’s own stock.

The following table presents the change in Level 3 liabilities at:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$1,717	$61,808
Fair value adjustment	(477)	(24,006)
Balance at end of period	$1,240	$37,802

The fair value of these warrants was derived using the Black-Scholes pricing model.  The most significant input to the model is the Company’s stock price, which was $0.60 and $1.25 at March 31, 2014 and 2013, respectively.

The Company’s financial instruments consist principally of accounts receivable, accounts payable and debt. The Company classifies its outstanding debt as Level 2 in the fair value hierarchy and estimated that its carrying value approximated fair value as of March 31, 2014. This estimate is based on acceptable valuation methodologies which use market data of similarly sized and situated debt issuers.

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

4. INVENTORIES

The components of inventories are as follows at:

	March 31, 2014	December 31, 2013
Raw materials	$795,468	$426,996
Finished goods	224,339	288,068
Offsite demo equipment	125,669	125,669
Less inventory reserve	(139,872)	(131,871)
	$1,005,604	$708,862

Offsite demo equipment represents the cost of products physically located at customer locations during an orientation period for which the Company retains title. As such, no depreciation expense has been recorded on these units. The inventory reserve includes amounts necessary to adjust the Company’s inventory and offsite demo equipment to net realizable value.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets are as follows at:

	March 31, 2014	December 31, 2013
Prepaid inventory	$162,710	$168,768
Other current assets	88,342	88,342
Prepaid insurance	44,625	18,271
Prepaid expenses	29,703	15,754
	$325,380	$291,135
7

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	March 31, 2014	December 31, 2013
Machinery and equipment	$402,889	$402,889
Computer hardware and software	102,882	100,245
Leasehold improvements	92,119	46,891
Furniture and fixtures	78,025	29,484
Leased Equipment	50,722	—
Vehicle	18,680	18,680
Office equipment	3,869	3,869
	749,186	602,058
Less accumulated depreciation and amortization	(511,820)	(501,275)
	$237,366	$100,783

Depreciation expense totaled approximately $19,000 for the three months ended March 31, 2014.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2014	December 31, 2013
Compensation and benefits	$760,987	$679,556
Customer deposits	566,800	105,816
Product warranty liability	384,126	384,126
Interest – related party	328,158	240,958
Professional fees	16,500	9,500
Rent	496	41,705
Other accrued expenses	62,082	259,206
	$2,119,149	$1,720,867

At March 31, 2014, $0.6 million was included in “Compensation and benefits” in the table above for accrued severance.

Customer deposits represent advances paid to the Company by customers for the purchase of equipment.

Accrued rent represents rent escalation accounting in accordance with Accounting Standards Codification (“ASC”) 840-20 Operating Leases and decreased during the three months ended March 31, 2014 as the Company terminated its old lease and began a new lease.

8. NOTE PAYABLE—RELATED PARTIES

In July 2012, the Company borrowed $7.0 million from Northeast LCD Capital, an affiliate of the Company pursuant to a Loan and Security Agreement (the “2012 Term Loan”). On October 7, 2013, the Company entered into a letter agreement modifying the 2012 Term Loan by (i) extending the maturity date by three years to July 5, 2020, (ii) providing that interest will be payable only on maturity, and (iii) providing that the events of default will only be nonpayment at maturity or the Company’s insolvency (the “Modification”). The 2012 Term Loan refinanced a previous loan, may be prepaid at any time subject to certain notice requirements, bears interest at a rate of 7% per annum and is secured by all of the Company’s assets. The Company had recorded accrued interest of $0.9 million and $0.7 million at March 31, 2014 and December 31, 2013, respectively, in connection with the 2012 Term Loan. As a result of the Modification, accrued interest on the 2012 Term Loan was classified as long-term at December 31, 2013 and is included in Other Long-Term Liabilities on the Company’s financial statements. In connection with the closing of the 2012 Term Loan, the Company issued 167,164 shares of the Company’s common stock to the affiliate. The Company allocated the debt proceeds between the debt and common stock based on the relative fair value of each financial instrument, resulting in a debt discount of $0.3 million which is being amortized to interest expense over the term of the loan. Debt discount was $(0.2) million at March 31, 2014 and December 31, 2013 and is included in Notes Payable – Related Party – Net.

The 2012 Term Loan contains customary affirmative and negative covenants, including covenants restricting the incurrence of debt, imposition of liens, the payment of dividends, and entering into affiliate transactions. At March 31, 2014 the Company was in compliance with all covenants. The 2012 Term Loan, as modified by the Modification, contains events of default consisting of nonpayment at maturity and the Company’s insolvency. If an event of default occurs and is continuing under the 2012 Term Loan, the entire outstanding balance may become immediately due and payable.

In May 2013, the Company borrowed an additional $5.0 million from the same affiliate of the Company pursuant to a Subsequent Term Note (the “2013 Term Loan”). The 2013 Term Loan matures in November 2014 and may be prepaid at any time. The 2013 Term Loan bears interest at a rate of 7% per annum, payable upon maturity and is secured by all of the Company’s assets. The Company had recorded accrued interest of $0.3 million and $0.2 million at March 31, 2014 and December 31, 2013, respectively, in connection with the 2013 Term Loan. The 2013 Term Loan includes cross default provisions with the existing 2012 Term Loan. On October 7, 2013, the Company entered into a letter agreement with the holder of the 2013 Term Loan pursuant to which the holder agreed that upon closing of an offering by the Company in which it raises at least $6 million, all outstanding amounts of principal and interest under the 2013 Term Loan will convert into the Company’s common stock on the same terms as such shares sold to other investors in the offering. In exchange for this recapitalization, upon closing, the Company will issue to the holder warrants to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the higher of $1.00 per share or the price paid by the other investors in this offering.

In March 2014, the Board of Directors authorized the Company to issue up to approximately $0.9 million in convertible debt and common stock to provide funding to the Company pending completion of a private placement of equity securities (the “Bridge Loan Program”). All convertible debt issued pursuant to the Bridge Loan Program will be payable on demand after November 20, 2014 and will bear interest at a rate of 7% per annum payable upon maturity. Upon closing of a financing in which the Company raises at least $6 million (the “Qualified Financing”), the principal and accrued interest on the convertible debt shall be automatically converted into identical equity securities as those issued in the Qualified Financing on the same terms as in the Qualified Financing. In March 2014, the Company borrowed $0.1 million from a Director of the Company pursuant to the Bridge Loan Program. In April 2014, the Company borrowed under the Bridge Loan Program an additional $0.2 million from other Directors of the Company and $0.2 million from an investment fund in which one of the Company’s Directors is a general partner.

Interest expense on Notes Payable – Related Party totaled $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Debt discount amortization was immaterial and was charged to interest expense for the three months ended March 31, 2014 and 2013.

9. DEBT

As of March 31, 2014, the Company had a promissory note outstanding totaling approximately $24,000, which does not accrue interest and was classified as a current liability on the accompanying condensed balance sheets, as the note was not repaid at its maturity date and is currently in default.

10. STOCKHOLDERS’ DEFICIT

Warrants - At March 31, 2014, there were warrants to purchase up to 2,790,180 shares of the Company’s common stock outstanding at a weighted average exercise price of $4.34.

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

Stock options - At March 31, 2014, there were outstanding options to purchase 3,425,000 shares of the Company’s common stock at a weighted average exercise price of $1.40. In February 2014, the Board of Directors granted to its employees and a director of the Company a total of 165,000 stock options under the Company’s 2012 Stock Option and Incentive Plan, reducing the total number of shares available for issuance upon the grant or exercise of awards to 846,721.

11. NET LOSS PER COMMON SHARE DATA

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share, as well as a reconciliation of the numerator and denominator used in the computation:

	Three Months Ended March 31,
	2014	2013
Net loss	$(1,823,444)	$(1,052,795)

Denominator:
Weighted average common shares outstanding	8,384,708	8,384,708
Basic and diluted net loss per common share	$(0.22)	$(0.13)

The following equivalent shares were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	3,425,000	685,000
Warrants	2,790,180	1,981,661
Restricted stock	122,667	122,667

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

	Three Months Ended March 31,
	2014		2013
	Product Sales	%	Product Sales	%
	(in millions)		(in millions)
North America	$0.1	15%	$0.4	39%
Europe	0.5	55%	0.4	37%
Asia	0.3	30%	0.3	24%

Total	$0.9	100%	$1.1	100%

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date through the date of filing of the Company’s financial statements with the Securities and Exchange Commission for appropriate accounting and disclosure and concluded that there were no subsequent events requiring adjustment or disclosure in the Company’s financial statements, other than described below.

In April 2014, the Company borrowed under the Bridge Loan Program an additional $0.2 million from Directors of the Company and $0.2 million from an investment fund in which one of the Company’s Directors is a general partner. The additional borrowing was under the same terms and conditions as the Bridge Loan Program described in Note 8 – Note Payable – Related Parties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Unless the context otherwise indicates, references in this report to the terms “Lucid”, “the Company”, “we,” “our” and “us” refer to Lucid, Inc. operating as Caliber Imaging & Diagnostics, or Caliber I.D.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our expectations as to our plans and strategy for our business, future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

We have devoted substantially all of our resources to the development of our technologies, which expenses have included research and development, conducting clinical investigations for our product candidates, protecting our intellectual property and the general and administrative support of these operations. While we have generated revenue through product sales, we have funded our operations largely through an initial public equity offering and multiple rounds of private debt and equity financings. We have never been profitable and we reported net losses of approximately $1.8 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had total stockholders’ deficit of approximately $14.2 million. We expect to incur operating losses for the foreseeable future as we invest substantial resources to promote the commercialization, and attempt to achieve widespread adoption, of our products. We expect that research and development expenses and sales and marketing expenses will increase along with general and administrative costs, as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

As of March 31, 2014, we had cash and cash equivalents of $0.2 million and a working capital deficit of $6.8 million. During the three months ended March 31, 2014, our cash used in operating activities totaled $0.5 million. As a result of our limited cash resources and working capital deficit, we are delinquent in paying a number of our creditors. Unless we obtain additional financing in the coming months, we will need to substantially curtail operations and may be unable to continue our business.

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

Results of Operations

Three Month Period Ended March 31, 2014 and 2013

We reported a net loss of $1.8 million or $(0.22) per share for the three month period ended March 31, 2014 as compared to a net loss of $1.1 million or $(0.13) per share for the three month period ended March 31, 2013. The increase in net loss for the three months ended March 31, 2014 resulted from increases in operating and other expenses during the period.

The following presents a more detailed discussion of our operating results:

Revenues.    For the three months ended March 31, 2014 and 2013, we recorded sales of our products of $0.9 million and $1.1 million, respectively. The decrease resulted from lower revenue in North America, partially offset by increased revenue in Europe. Percentages of total sales by geographic region are as follows:

	Three months Ended March 31,
	2014		2013
	Product Sales	%	Product Sales	%
	(in millions)		(in millions)
North America	$0.1	15%	$0.4	39%
Europe	0.5	55%	0.4	37%
Asia	0.3	30%	0.3	24%

Total	$0.9	100%	$1.1	100%

Cost of revenue.    Cost of revenue remained relatively consistent at $0.7 million for the three months ended March 31, 2014 and 2013. As a percentage of product sales, cost of revenue was 83% and 71% for the three months ended March 31, 2014 and 2013, respectively. The increase in cost of revenue as a percentage of sales reflects the discounts extended to customers. For the three months ended March 31, 2014 and 2013, cost of revenue included non-cash stock-based compensation expenses of approximately $6,000 and $3,000, respectively.

General and administrative expenses.    General and administrative expenses consist primarily of salaries and benefits, professional fees, including those associated with being a public company, occupancy costs for our facilities, insurance costs and general corporate expenses. For the three months ended March 31, 2014, general and administrative expenses totaled $0.8 million, an increase of $0.3 million from the same period last year. The increase was primarily due severance expenses incurred of $0.1 million, a $0.1 million increase in stock-based compensation costs, and a $0.1 million increase in insurance costs. For the three months ended March 31, 2014 and 2013, general and administrative expenses included non-cash stock-based compensation expenses of $0.1 million and approximately $15,000, respectively.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of salaries and benefits and general marketing expenses. For the three months ended March 31, 2014 and 2013, sales and marketing expenses totaled $0.6 million and $0.3 million, respectively. The increase primarily resulted from an increase of $0.1 million in wages due to increased headcount. For the three months ended March 31, 2014 and 2013, sales and marketing expenses included non-cash stock-based compensation expenses of approximately $7,000 and $14,000, respectively.

Engineering, research and development expenses.    Engineering, research and development expenses consist primarily of salaries and benefits, consulting fees and material costs used in the development of new products and product improvements. For the three months ended March 31, 2014, engineering, research and development expenses totaled $0.4 million, a decrease of $0.1 million from the same period in the prior year resulting from patent related costs. For the three months ended March 31, 2014 and 2013, engineering, research and development expenses included non-cash stock-based compensation expenses of approximately $15,000 and $35,000, respectively.

Interest expense.    Interest expense increased $0.1 million from $0.1 million for the three months ended March 31, 2013 to $0.2 million for the three months ended March 31, 2014. The increase in interest expense was a result of the placement of our 2013 Term Loan in May 2013 in the amount of $5 million.

Loss on abandonment of long-lived assets. We recorded a loss on abandonment of long-lived assets of approximately $16,000 during the three months ended March 31, 2014 related to leasehold improvements at our former headquarters.

Fair value adjustment of warrants expense.    For the three months ended March 31, 2014 and 2013, we recognized non-cash gains of approximately $1,000 and $24,000, respectively, to record changes in the fair value of certain of our outstanding warrants not indexed to our own stock.

Liquidity and Capital Resources

As of March 31, 2014, we had $2.0 million in current assets and $8.8 million in current liabilities, resulting in a working capital deficit of $6.8 million. As of December 31, 2013, we had $2.3 million in current assets and $7.4 million in current liabilities, respectively, resulting in a working capital deficit of $5.1 million. Our current assets consist of cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets. Our current liabilities consist of the current portion of our long-term debt, accounts payable, accrued expenses, and deferred revenue. During the three months ended March 31, 2014, our cash used in operating activities totaled $0.5 million. As a result of our limited cash resources and working capital deficit, we are delinquent in paying a number of our creditors. Unless we obtain additional financing in the coming months, we will need to substantially curtail operations and may be unable to continue our business.

In March 2014, the Company terminated its engagement with its financial advisor, H.C. Wainwright & Co., LLP (“H.C. Wainwright”). As a result of this termination, H.C. Wainwright forfeited and returned to the Company the unvested two-thirds of the warrant to purchase 2,125,000 shares of the Company’s common stock.

In March 2014, the Company engaged R.F. Lafferty & Co., Inc. (“Lafferty”) to provide general investment banking services. In addition to paying a $2,000 monthly retainer for the 6-month term of the engagement, which is creditable against a cash fee at the time of a funding, the Company has agreed to pay Lafferty a transaction fee of 8% of the gross proceeds from the placement of any securities and a fee for unallocated expenses of 1.5% of the gross proceeds. In connection with the placement of any securities, the Company has agreed to issue Lafferty common stock warrants equal to 10% of the number of shares of common stock underlying the securities issued in the financing. Such 10% will only be on the actual common stock issued and shall not apply to any derivative securities. The warrants shall have an exercise price equal to 120% of the price of the securities issued to the investors, except that if the price of the securities issued to investors reaches $0.80 then the exercise price will then become 110% of the price of the securities issued to investors. Additionally, the Company will issue 100,000 shares of its common stock to Lafferty in the event that Lafferty places a minimum of $3 million in escrow by June 1, 2014. Lafferty will receive no fees on monies invested by its directors, employees, stockholders or friends.

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

In March 2014, our Board of Directors authorized us to issue up to approximately $0.9 million in convertible debt and common stock to provide funding to us pending completion of a private placement of equity securities (the “Bridge Loan Program”). All convertible debt issued pursuant to the Bridge Loan Program will be payable on demand after November 20, 2014 and will bear interest at a rate of 7% per annum payable upon maturity. Upon closing of a financing in which we raise at least $6 million (the “Qualified Financing”), the principal and accrued interest on the convertible debt shall be automatically converted into identical equity securities as those issued in the Qualified Financing on the same terms as in the Qualified Financing. In March 2014, we borrowed $0.1 million from a Director of ours pursuant to the Bridge Loan Program. In April 2014, we borrowed under the Bridge Loan Program an additional $0.2 million from other Directors of ours and $0.2 million from an investment fund in which one of our Directors is a general partner.

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
15

As of the date of this report we are delinquent in paying a number of creditors and our liquid assets (cash, cash equivalents and accounts receivable) are not sufficient to meet our obligations many of which are past due. These conditions have raised substantial doubt about the Company’s ability to continue as a going concern.

Summary of Cash Flows

	For the three months ended March 31,
	2014	2013
Operating activities	$(485,211)	$(564,669)
Investing activities	(171,761)	(15,650)
Financing activities	100,000	(12,750)
Net decrease in cash and cash equivalents	$(556,972)	$(593,069)

Net cash used in operating activities.    Cash used in operating activities was $0.5 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

Net cash used in investing activities.    Cash used in investing activities was $0.2 million and approximately $16,000 for the three months ended March 31, 2014 and 2013, respectively, and represents the purchases of fixed assets during these periods.

Net cash provided by (used in) financing activities.    Cash provided by financing activities was $0.1 million for the three months ended March 31, 2014 and cash used in financing activities was approximately $13,000 for the three months ended March 31, 2013. During the three months ended March 31, 2014, we borrowed $0.1 million from a director of ours under a Bridge Loan.

Term Loans. As of March 31, 2014 and December 31, 2013, term loans outstanding totaled $12.0 million.

Promissory Notes.    As of March 31, 2014 and December 31, 2013, promissory notes outstanding totaled approximately $24,000, respectively, and is classified as a current liability on the accompanying condensed balance sheets, as the note was not repaid at its maturity date and is currently in default.

Convertible Promissory Note.   As of March 31, 2014, Bridge Loans outstanding totaled $0.1 million.

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

As of March 31, 2014, we had accounts receivable of approximately $0.4 million. We generally request 50% prepayment from all customers, with the balance due 30 days after shipment, although in certain circumstances we require the full balance prior to shipment. Amounts collected prior to the recognition of revenue are recognized as customer deposits and are included in “accrued expenses and other current liabilities” in the accompanying condensed balance sheets.

Warrants. At March 31, 2014, we had warrants to purchase up to 2,790,180 shares of our common stock outstanding at a weighted average exercise price of $4.34.

Stock Options. At March 31, 2014, we had 3,425,000 stock options outstanding at a weighted average exercise price of $1.40 with 846,721 shares available for issuance upon the grant or issuance of awards.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2014 and as of the date of this report.

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

Critical Accounting Policies and Estimates

During the quarter ended March 31, 2014, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a more complete discussion of our estimates and critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2014 were not effective for the items below in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of March 31, 2014, our management determined that that there were control deficiencies that constituted the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors disclosed in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations)).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

On May 6, 2014, the Company entered into a Separation Agreement with Richard J. Pulsifer (the “Separation Agreement”). Per the terms of the Separation Agreement, starting in May 2014, Mr. Pulsifer will receive a cash payment of $100,000 in installments payable over a period of six months, subject to acceleration and payment of an amount equal to the greater of the Company’s monthly contribution to Mr. Pulsifer’s health insurance or $859.07 towards Mr. Pulsifer’s COBRA Health Insurance for a period of up to eighteen months. In April 2014, Mr. Pulsifer forfeited 270,000 unvested stock options. The foregoing description of the terms of the Separation Agreement is qualified in its entirety by reference to the full text of the Separation Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

Item 6.	Exhibits

10.1	Employment Agreement by and between the Company and Richard C. Christopher, dated March 18, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2014 (File No. 001-35379))

*†10.2	Separation Agreement by and between the Company and Richard J. Pulsifer, dated May 6, 2014

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101	The following material from Lucid Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Balance Sheets; (ii) the Unaudited Condensed Statements of Operations; (iii) the Unaudited Condensed Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCID, INC.

	By:	/s/ Richard C. Christopher
Name: Richard C. Christopher
Title: Chief Financial Officer

Date: May 9, 2014
19

Exhibit Index

10.1	Employment Agreement by and between the Company and Richard C. Christopher, dated March 18, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2014 (File No. 001-35379))

*†10.2	Separation Agreement by and between the Company and Richard J. Pulsifer, dated May 6, 2014

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101	The following material from Lucid Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Balance Sheets; (ii) the Unaudited Condensed Statements of Operations; (iii) the Unaudited Condensed Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
20